Form 10-Q
period 2014-01-31
PERPETUAL INDUSTRIES INC.
filed 2014-03-14
CIK 1395445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2014.

Commission File Number: 333-187134

Perpetual Industries Inc.

(Exact name of registrant as specified in its charter)

Nevada	71-103-2898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#110, 5-8720 Macleod Trail South, Calgary, Alberta, Canada	T2H 0M4
(Address of principal executive offices)	(Zip Code)

403-214-4321

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[   ]Yes    [ x ] No (not applicable, have only been subject since January 10, 2014)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[   ]Yes    [ x ] No  (not applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[   ] Large accelerated filer

[   ] Accelerated filer

[   ] Non-accelerated filer

[ x ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes    [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  32,470,000 common shares issued and outstanding

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Perpetual Industries Inc.

(a Development Stage Enterprise)

Contents

Balance Sheets as of January 31, 2014 (end of Q2 ’14, unaudited) and July 31, 2013 (YE ’13)

Statements of Operations for the Six Months and Three Months Ended January 31, 2014 and 2013 (Q1/Q2 ’14, Q1/Q2 ’13, Q2 ’14 and Q2 ’13), and for the Period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14) (unaudited)

Statements of Cash Flows for the Six Months Ended January 31, 2014 and 2013 (Q1/Q2 ’14 and Q1/Q2 ’13), and for the Period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14) (unaudited)

Notes to Financial Statements (unaudited)

Perpetual Industries Inc.

(a Development Stage Enterprise)

Balance Sheets

	January 31, 2014 (end of Q2 ’14, unaudited)	July 31, 2013 (YE ’13)
Assets
Current Assets
Cash	$ 23,095	$ 30,348
Accounts Receivable	535	535
Total current assets	23,630	30,883
Equipment, Net of Accumulated Depreciation	4,229	5,150
Total assets	$ 27,859	$ 36,033
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable (including related party balances of approximately $134,000 and $123,000 at January 31, 2014 and July 31, 2013 respectively)	$ 248,020	$ 134,649
Accrued expenses (including related party balances of approximately $1,009,000 and $930,000 at January 31, 2014 and July 31, 2013 respectively)	1,229,545	1,125,052
Deferred revenue – current	-	23,775
Other current liabilities	64,590	65,583
Total current liabilities	1,542,155	1,349,059
Stockholders' Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 32,470,000 shares issued and outstanding at both January 31, 2014 and July 31, 2013.

	32,471	32,471
Capital in excess of par value	4,790,110	4,605,702
Deficit accumulated during development stage	(6,336,877)	(5,951,199)
Total stockholders' equity (deficit)	(1,514,296)	(1,313,026)
Total liabilities and stockholders' equity (deficit)	$ 27,859	$ 36,033

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

(a Development Stage Enterprise)

Statements of Operations (unaudited)

	Six Months Ended January 31,		Three Months Ended January 31,		January 25, 2005 (Inception) through
	2014 (Q1/Q2 ’14)	2013 (Q1/Q2 ’13)	2014 (Q2 ’14)	2013 (Q2 ’13)	January 31, 2014 (end of Q2 ’14)
Revenues	$ 157,211	$ 35,822	$ 25,986	$ 14,719	$ 379,637
Operating Expenses
Related party expenses	(168,193)	(344,141)	(81,363)	(137,003)	(4,122,098)
Other operating expenses	(186,627)	(185,896)	(88,376)	(97,203)	(2,133,758)
Total operating expenses	(354,820)	(530,037)	(169,739)	(234,206)	(6,255,856)
Operating loss	(197,609)	(494,215)	(143,753)	(219,487)	(5,876,219)
Other Income (Expense):
Interest income related party	15,898	18,193	7,220	9,064	274,839
Interest expense, related party	(24,845)	(19,592)	(12,682)	(10,120)	(197,632)
Interest expense, non-related party	(1,182)	-	(1,182)	-	(1,182)
Warrant issuance expense	(184,408)	-	-	-	(1,254,224)
Derivative income	-	515,952	-	281,755	1,533,297
Provision for loan & interest losses	-	-	-	-	(809,245)
Other	6,468	(4,613)	6,928	(2,717)	(6,511)
Net (loss) income	(385,678)	15,725	(143,469)	58,495	(6,336,877)
Basic and Diluted (Loss) Earnings Per Share	$ (0.01)	$ 0.00	$ (0.00)	$ 0.00	$ (0.28)
Basic and Diluted Weighted Average Common Shares Outstanding	32,470,000	29,239,150	32,470,000	29,231,500	22,504,199

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

(a Development Stage Enterprise)

Statements of Cash Flows

(unaudited)

	Six months ended January 31,		January 25, 2005 (Inception) through
	2014 (Q1/Q2 ’14)	2013 (Q1/Q2 ’13)	January 31, 2014 (end of Q2 ’14)
Cash flows from operating activities
Net (Loss) Income	$ (385,678)	$ 15,725	$ (6,336,877)
Adjustments to reconcile net (loss) income to net cash (used) provided in operating activities:
Depreciation	921	2,975	$ 50,526
Interest income, added to loan receivable	-	-	($117,886)
Provision of allowance on loans receivable	-	-	809,245
Issuance of warrants	184,408	-	1,254,224
Change in fair value of derivative liability	-	(515,952)	(1,533,297)
Stock compensation	-	-	60,050
Decrease (Increase) in:
Accounts receivable	-	20,000	(535)
Increase (Decrease) in:
Accounts payable	13,367	(31,991)	148,021
Accrued expenses	104,493	133,163	1,229,545
Deferred revenue – current	(23,775)	(31,322)	-
Deferred revenue – long term	-	(4,500)	-
Other liabilities	(989)	(2,715)	64,592
Net cash flows (used) provided in operating activities	(107,253)	(414,617)	(4,372,392)

Cash flows used in investing activities
Net borrowings under loan receivable	-	-	(691,359)
Purchase of equipment	-	-	(54,754)
Net cash flows used in investing activities	-	-	(746,113)

Cash flows provided by financing activities
Proceeds from notes payable	100,000	-	100,000
Proceeds from issuance of common stock	-	-	270,000
Proceeds from increases to common stock payable	-	210,000	4,777,600
Repurchase and cancellation of common stock	-	(6,000)	(6,000)
Net cash flows provided by financing activities	100,000	204,000	5,141,600

Net change in cash	(7,253)	(210,617)	23,095
Cash, beginning of period	30,348	220,140	-
Cash, end of period	$ 23,095	$ 9,523	$ 23,095

Supplemental Disclosures of Cash Flow Information:

The Company has not paid any income taxes or interest since its inception. See the accompanying notes.

Non-cash Investing and Financing Activities:

For the period from January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14), the Company issued shares of common stock in satisfaction of stock payable as follows:

Six and three months ended January 31, 2014	-	-
Six and three months ended January 31, 2013	-	-
Period from January 25, 2005 (Inception) through January 31, 2014	16,779,500 shares	$4,777,600

For the period from January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14), the Company incurred derivative liabilities and decreased equity in connection with the issuance of warrants, as follows:

Six and three months ended January 31, 2014	-
Six and three months ended January 31, 2013	-
Period from January 25, 2005 (Inception) through July 31, 2013	$1,533,297

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

Six Months and Three Months Ended January 31, 2014 and 2013 (Q1/Q2 ’14 & ’13, Q2 ’14 & ’13)

Period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14)

(unaudited)

Note 1- Basis of Presentation and Background Information

Interim Period Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the Securities and Exchange Commission's instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 31, 2013.

Nature of Operations

Perpetual Industries Inc. (the “Company”) was incorporated under the laws of Nevada in January 2005. The Company coordinates research and development activities aimed at bringing new technology to market. At present, the Company's feature technology is the internationally patented XYO mechanical balancing system (“XYO”). On January 26, 2005, the Company acquired a license for the worldwide, exclusive right to manufacture or have manufactured, sell, and use the products incorporating XYO, and to sublicense these rights to third parties.

The Company is in the development stage, which is characterized by significant expenditures on obtaining the rights to XYO, on preliminary sublicensing and marketing efforts, and on coordinating the development of products that contain XYO. The accompanying financial statements do not reflect the Company's planned principal operations, in which the focus is intended to continue to shift more heavily onto the sublicensing, manufacturing, and marketing of XYO, and to diversification into other technologies.

The Company's corporate office is located in Calgary, Alberta.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company is currently in the development stage with an overall loss since Inception. While the Company’s current principal business activities are to coordinate the research and development of products that feature the internationally patented XYO mechanical balancing system and to market these products, there can be no assurance that the Company will be able to successfully develop or operate a business using this concept.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to carry out its planned principal operations and maintain a certain level of profitability. The Company intends to finance its future activities and working capital needs primarily from the sale of equity securities and ongoing sub-licensing efforts.

Note 3a - Summary of Significant Accounting Policies

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.

In the periods in which net losses were presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculations. Common stock warrants to purchase 16,509,500 and 16,509,500 shares of common stock for the six and three months ended January 31, 2014 (Q1/Q2 ’14 and Q2 ’14), respectively, and 16,509,500 shares of common stock for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14), were not included in the computation of diluted weighted average common shares outstanding.

In the periods in which net incomes were presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would not have a dilutive effect on the earnings per share calculations. Common stock warrants to purchase 13,931,500 shares of common stock for the six and three months ended January 31, 2013 (Q1/Q2 ’13 and Q2 ’13), respectively, were not included in the computation of diluted weighted average common shares outstanding as the exercise price exceeded the market price of the common stock.

Note 3b - Impact of Recently Issued Accounting Standards

Other than as listed below, we do not believe that any accounting pronouncements recently issued by the FASB, the AICPA, and the SEC, would if adopted have a material effect on our present or future financial statements.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a)

the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)

the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c)

the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in nonconvertible debt; or

(d)

the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Note 4 - Loan Receivable and Lease Obligation

During the period January 25, 2005 (Inception) through January 1, 2010, the Company advanced funds to a limited liability company that has been identified as a Variable Interest Entity (“VIE”). These funds supported the operations of this VIE, which are to research and develop products that feature XYO and to market these products. The Company holds a note for these advances and the uncollected interest due, which calls for 9% interest per annum and has a maturity date of August 31, 2012 and is currently in default. In addition to the advancement of funds, the Company continues to have two other forms of involvement with the above VIE. The Company incurred marketing expenses for the six months ended January 31, 2014 and 2013 (Q1/Q2 ’14 and Q1/Q2 ’13) totalling approximately $2,400 and $146,700, respectively, for the three months ended January 31, 2014 and 2013 (Q2 ’14 and Q2 ’13), $0 and $45,300, respectively, and for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14), $575,600, for services performed by the VIE. In this regard there was no balance owing to the VIE at January 31, 2014 (end of Q2 ’14) and July 31, 2013 (YE ’13). The Company also leases its offices from the above VIE. The terms of the lease call for monthly rent of $3,000 through March 31, 2015. The Company’s involvement with this VIE is limited to the aforementioned transactions.

Management has determined that although the above transactions created a variable interest in this entity, the Company is not the VIE’s primary beneficiary and, as such, the Company is not required to consolidate the financial statements of the VIE. In determining that it is not the primary beneficiary, the Company considered the VIE’s equity and voting interests, the percentage of the Company’s variable interest compared to the total of all other variable interests as well as an analysis determining the bearer of any losses and the benefactor of any gains from the VIE.

The maximum exposure to loss from this variable interest is limited to the collection of the loan receivable. The Company’s variable interest in the VIE amounted to $809,245 as of July 31, 2010 prior to the establishment of a full allowance on that date. Factors considered in establishing the allowance included the current financial condition of the VIE coupled with the fact that the loan is not guaranteed and has no liquidation preference. The carrying amounts on the balance sheets as of January 31, 2014 (end of Q2 ’14) and July 31, 2013 (YE ’13) are zero, net of allowances.

Total rent expense for the six months ended January 31, 2014 and 2013 (Q1/Q2 ’14 and Q1/Q2 ’13) was approximately $17,100 and $18,200, respectively, for the three months ended January 31, 2014 and 2013 (Q2 ’14 and Q2 ’13), $8,400 and $9,100, respectively, and for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14), $316,700. The future rent obligations under this lease will require approximately $18,000 for the remaining six months of the year ended July 31, 2014 and $24,000 for the year ended July 31, 2015. Since February 2012, the Company’s rent obligations have been met by recording the amount of rent expense as interest income in lieu of cash, and this arrangement may continue.

Note 5 - Derivative Instruments (Warrants)

The following table summarizes fair value measurements at January 31, 2014 (end of Q2 ’14) and July 31, 2013 (YE ’13) for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivative liabilities, January 31, 2014	$ —	$ —	$ —	$ —
Derivative liabilities, July 31, 2013	$ —	$ —	$ —	$ —

Since Inception, the Company issued 13,951,500 warrants with derivative features in connection with the issuance of 13,951,500 shares of common stock through various Private Placement Offerings. These warrants vested immediately upon grant date and have a two year exercise period. The warrants had fixed escalating exercise prices based on time elapsed from the date of grant, ranging from $0.30 to $0.50 per share for subscriptions before March 14, 2007, and from $0.40 to $0.60 per share for subscriptions after that date.

The warrants were issued with an adjustment provision whereby the exercise price would be adjusted in the event of any of the following: the Company issues or sells any shares of common stock for a price less than the exercise price, the Company's shares of common stock outstanding are subdivided into greater or consolidated into fewer shares, or in the case of any capital reorganization. Therefore, in accordance with the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8, the Company accounted for these warrants as derivative liabilities.

In accordance with the adjustment provision, the Company reduced the exercise price of warrants to the sale price of subsequent stock issuances, to an amount of $0.30.

All changes in the fair value of these warrants are recognized in Statements of Operations until they are exercised or expire or are otherwise extinguished.

As at January 31, 2014 (end of Q2 ’14), no warrants with derivative features were outstanding. The Company estimated the fair value of the warrants that were outstanding at July 31, 2013 (YE ’13) using the Black-Scholes option pricing model with the following assumptions:

Year Ended July 31, 2013
Expected life (in years)	.04
Expected dividend yield	0.00%
Expected volatility (%)	2.8
Risk free interest rate (%)	0.02

The Company’s common stock has not been publicly traded; therefore historical volatility information is limited and considered not representative of the expected volatility. The Company identified similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the estimate of the expected volatility appropriate to the Company (i.e. the calculated value).

The risk-free rate of return reflects the interest rate for a United States Treasury Note with similar time-to-maturity to that of the warrants.

The following summarizes information about warrants with derivative features outstanding as of July 31, 2013 (YE ’13):

Exercise Price	Number of Warrants	Remaining Life
$0.30	2,069,000	0.04 Years

The issuance of the above warrants resulted in a derivative liability that required re-measurement each reporting period. The following is a reconciliation of the derivative liability for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14):

Fair value of instruments issued, March 2007	$182,212
Fair value of instruments issued, November 2007	133,909
Fair value of instruments issued, July 2007	118,705
Decrease in value, July 31, 2007 through July 31, 2008	(164,363)
Fair value of instruments issued, December 2008	313,906
Increase in value, year ended July 31, 2009	111,458
Fair value of instruments issued, January 2010	214,187
Decrease in value, year ended July 31, 2010	(423,528)
Fair value of instruments issued, August 2010	347,241
Fair value of instruments issued, September 2010	17,291
Increase in value, year ended July 31, 2011	103,589
Fair value of instruments issued, August 2011	205,842
Decrease in value, year ended July 31, 2012	(572,918)
Decrease in value, year ended July 31, 2013	(587,531)
$ -

As disclosed earlier in this Note, the exercise prices of the warrants with derivative features escalate over a period of two years. The following is a reconciliation of the number and weighted-average exercise prices for the warrants with derivative features:

	Warrants with Derivative Features
	Number of Shares	Weighted Average Exercise Prices ($)
Outstanding, July 31, 2006	-	-
Granted	2,562,500	0.20
Exercised	-	-
Expired	-	-
Outstanding, July 31, 2007	2,562,500	0.20
Granted	2,468,000	0.30
Exercised	-	-
Expired	-	-
Outstanding, July 31, 2008	5,030,500	0.25
Granted	2,482,500	0.30
Exercised	-	-
Expired	-	-
Outstanding, July 31, 2009	7,513,000	0.30
Granted	1,597,000	0.30
Exercised	-	-
Expired	-	-
Outstanding, July 31, 2010	9,110,000	0.30
Granted	2,752,500	0.30
Exercised	-	-
Expired	-	-
Outstanding, July 31, 2011	11,862,500	0.30
Granted	2,089,000	0.30
Exercised	-
Expired	-
Outstanding, July 31, 2012	13,951,500	0.30
Granted	-	-
Exercised	-	-
Expired/Cancelled	11,882,500	0.30
Outstanding, July 31, 2013	2,069,000	0.30
Granted	-	-
Exercised	-	-
Expired/Cancelled	2,069,000	0.30
Outstanding, January 31, 2014 (end of Q2 ’14)	-	-

Note 6 – Non-Derivative Warrants

In the six months ended January 31, 2014 (Q1/Q2 ’14) and the year ended July 31, 2013, the Company issued 2,069,000 and 14,440,500 non-derivative warrants in connection with previous issuances of 2,069,000 and 14,440,500 shares of common stock, respectively. These warrants vest immediately upon grant date and have a two year exercise period. The warrants have fixed escalating exercise prices based on time elapsed from the date of grant, ranging from $0.30 to $0.50 per share for subscriptions before March 14, 2007, and from $0.40 to $0.60 per share for subscriptions after that date. The Company recorded $184,408 and $1,069,816 of expense, respectively, associated with these warrants at the time of issuance.

The warrants were issued with an adjustment provision whereby the exercise price would be adjusted in the event of any of the following: the Company's shares of common stock outstanding are subdivided into greater or consolidated into fewer shares, or in the case of any capital reorganization.

The following is a reconciliation of the number and weighted-average exercise prices for the warrants with non-derivative features:

	Warrants
	Number of Shares	Weighted Average Exercise Price ($)
Outstanding, July 31, 2012	-	-
Granted February 15, 2013	2,828,000	0.40
Exercised April 30, 2013	(250,000)	0.40
Granted June 15, 2013	11,862,500	0.38
Granted August 15, 2013	2,069,000	0.40
Expired	-	-
Outstanding, January 31, 2014 (end of Q2 ’14)	16,509,500	0.38

The following summarizes information about warrants with non-derivative features outstanding as of January 31, 2014 (end of Q2 ’14):

Exercise Price	Number of Warrants	Remaining Life
$0.40	2,578,000	1.04 Years
$0.30	2,562,500	1.37 Years
$0.40	9,300,000	1.37 Years
$0.40	2,069,000	1.54 Years

The Company estimated the fair value of the warrants issued during the periods using the Black-Scholes option pricing model with the following assumptions:

	Six months ended January 31, 2014 (Q1/Q2 ’14)	Year Ended July 31, 2013
Expected life (in years)	2	2
Expected dividend yield (%)	0.00	0.00
Expected volatility (%)	81.3	79.7
Risk free interest rate (%)	0.36	0.33

Note 7 – Accrued Expenses

Accrued expenses as of January 31, 2014 (end of Q2 ’14) and July 31, 2013 (YE ’13) consisted of the following:

	January 31, 2014 (end of Q2 ’14)	July 31, 2013 (YE ’13)
Accrued license fees	$249,061	$232,311
Accrued royalties	437,500	400,000
Accrued interest	172,768	146,741
Accrued wages	151,000	151,000
Accrued legal fees	125,000	125,000
Accrued audit fees	94,216	70,000
	$1,229,545	$1,125,052

Note 8 - Related Party Transactions and Commitments

Management and Other Expenses

The Company’s president deferred portions of the first three years of compensation due him. The balances due him as of January 31, 2014 (end of Q2 ’14) and July 31, 2013 (YE ’13) for amounts deferred totalled $151,000, at both period-ends. These back wages are unsecured, non-interest bearing and due upon demand. There was no formal deferred wages agreement and therefore no set repayment date. The Company has recorded these amounts as current in the accompanying balance sheets.

Period During Which Wages Were Earned	Portion Deferred	Balance Deferred
YE July 31, 2006	$72,000	$72,000
YE July 31, 2007	$38,500	$110,500
YE July 31, 2008	$40,500	$151,000

In subsequent years the Company contracted for management services from an entity owned by the Company’s president.

A short term shareholder loan of approximately $100,000 was received from the president in the year ended July 31, 2013. It was unsecured, non-interest bearing and due upon demand. It appears under ordinary accounts payable on the Balance Sheet, and is unrelated to the accrued wages discussed above. As at January 31, 2014 (end of Q2 ’14) and July 31, 2013 (YE ’13), the repayment balance outstanding for this loan was approximately $0 and $45,000, respectively.

During the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14), the Company paid certain entities owned by members of management for management services rendered. The amounts for the six months ended January 31, 2014 and 2013 (Q1/Q2 ’14 and Q1/Q2 ’13) were approximately $76,900 and $90,500, respectively, for the three months ended January 31, 2014 and 2013 (Q2 ’14 and Q2 ’13), $37,900 and $40,800, respectively, and for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14), $1,491,200. Management has not been drawing paychecks against wages that have been accruing in recent months, and thus as of January 31, 2014 (end of Q2 ’14) and July 31, 2013 (YE ’13), the Company owed these entities approximately $132,400 and $77,900, respectively, which is included in accounts payable in the accompanying balance sheets. As of January 31, 2014 (end of Q2 ’14), the president had not taken a paycheck for the past approximately 11 months of pay, approximately $105,000, owed to him. As of January 31, 2014 (end of Q2 ’14), the general manager of operations had not taken a paycheck for the past 8 months of pay, approximately $27,000, owed to him.

During the periods presented, the Company was provided multi-media marketing, advertising and website maintenance services from a related entity. The owner of the entity is a small shareholder of the Company, and a relative of the Company’s president. There was no amount due to this entity at January 31, 2014 (end of Q2 ’14) and July 31, 2013 (YE ’13). Total services provided from this entity to the Company during the six months ended January 31, 2014 and 2013 (Q1/Q2 ’14 and Q1/Q2 ’13) were approximately $0 and $21,200, respectively, for the three months ended January 31, 2014 and 2013 (Q2 ’14 and Q2 ’13), $0 and $8,100, respectively, and for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14), $454,000.

Expenses pertaining to the Variable Interest Entity (“VIE”) mentioned in Note 4 are included in Statements of Operations as related party expenses.

Royalties and License Fees Pertaining to Exclusive Rights

In January 2005, the Company entered into a licensing agreement with a related party whose primary business is the ownership and maintenance of patents concerning the XYO technology, for the exclusive rights in XYO for automatic balancing systems suitable in the balancing and stabilization of rotating systems. These rights enable the Company to manufacture, or have manufactured, sell, and use, the products incorporating this technology, and to sub-license to third parties the right to manufacture or have manufactured, sell and use, the products incorporating this technology. The agreement calls for annual royalties and license fees. Royalties are calculated annually at a rate of 2.5% on any revenue derived from the use of the technology, subject to a varying minimum annual royalty fee of up to $125,000, for a period that is equal to the life of the underlying patents, i.e., until March 7, 2023. The license fees are due annually in escalating amounts as stated in the agreement through January 2015.

The agreement also requires 6% annual interest, compounded quarterly, on any unpaid license fees, and 6% annual interest, compounded quarterly, on any unpaid royalty fees outstanding after January 2010.

The License Agreement was modified by an Amendment and Waiver of Default effective July 31, 2010, in which ETI waived any rights to terminate the Agreement in the event of non-payment by Perpetual.

In connection with the above agreement, the Company incurred royalties for the six months ended January 31, 2014 and 2013 (Q1/Q2 ’14 and Q1/Q2 ’13) amounting to $37,500 and $37,500, respectively, for the three months ended January 31, 2014 and 2013 (Q2 ’14 and Q2 ’13), $18,750 and $18,750, respectively, and for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14), $437,500. Included in accrued expenses as of January 31, 2014 (end of Q2 ’14) and July 31, 2013 (YE ’13) are $437,500 and $400,000 relating to unpaid royalty fees.

The Company also incurred license fees related to the above agreement, amounting to approximately $35,000 and $30,000 in the six months ended January 31, 2014 and 2013 (Q1/Q2 ’14 and Q1/Q2 ’13) respectively, $17,500 and $15,000 for the three months ended January 31, 2014 and 2013 (Q2 ’14 and Q2 ’13), respectively, and for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14), $555,000. Included in accrued payables as of January 31, 2014 (end of Q2 ’14) and July 31, 2013 (YE ’13) are $249,061 and $232,311 relating to unpaid license fees.

Included in accrued expenses as of January 31, 2014 (end of Q2 ’14) and July 31, 2013 (YE ’13) are $171,586 and $146,741 of interest accrued on the above amounts outstanding computed in accordance with the agreement.

The following minimum payments are required under the aforementioned royalty and licensing agreement:

Year ended July 31,	Amount
2014 (remaining six months)	$77,500
2015	$160,000
2016	$120,000
Annually thereafter until projected 2023 expiry	$ 75,000

General

The amounts and terms of related party transactions are not necessarily indicative of the amounts and terms which would have been incurred had the transactions been incurred with unrelated parties.

Reconciliation of Related Party Expenses Disclosures
to Related Party Expenses Line of Statement of Operations

	Six months ended January 31, 2014 (Q1/Q2 ’14)	Six months ended January 31, 2013 (Q1/Q2 ’13)	Three Months Ended January 31, 2014 (Q2 ’14)	Three Months Ended January 31, 2013 (Q2 ’13)
Management and Other Expenses:
Management services	$ 76,943	$ 90,481	$ 37,893	$ 40,790
Airfare reimbursement	451	-	-	-
Multi-media marketing, advertising and website maintenance services	-	21,243	-	8,076

Royalties and License Fees Pertaining to Exclusive Rights, excluding interest which appears under Other Income (Expense)	72,500	67,500	36,250	33,750

Variable Interest Entity outlined in Note 4:
Marketing services	2,402	146,723	-	45,323
Rent	17,098	18,194	8,421	9,064
Offset for legal fees paid on VIE’s behalf	(1,201)	-	(1,201)	-

Total Related Party Expenses	$ 168,193	$344,141	$ 81,363	$137,003

Note 9 – Debenture with Non-Affiliated Shareholder

On October 1, 2013, the Company entered into an unsecured debenture under which it borrowed $100,000 from a non-affiliated shareholder at an annual non compounding interest rate of 12%. Repayments are to be applied first to payment of principal and secondly to payment of interest. No maturity date is specified. As at January 31, 2014 (end of Q2 ’14), the balance owing was $104,000 including interest, and is included in ordinary accounts payable on the balance sheet. On the statement of cash flows it is shown as a note payable, under financing activities.

Note 10 - Sales Agreement and Customer Concentrations

In the year ended July 31, 2012, the Company entered into sales agreements with an entity whose owner is a shareholder of the Company. A prototype evaluation agreement for approximately $25,000 was entered into, and the Company received payment in full. This revenue was deferred and was to be recognized over a six month period. The Company also entered into an exclusive North American license agreement with this party, involving a $30,000 fee for pre-purchase of XYO balancers and a $45,000 upfront license fee for the exclusive right to manufacture or have manufactured, sell, use, and sublicense a type of marine propeller, or balancer thereof, incorporating XYO. The license agreement also calls for royalties to be paid to the Company, calculated quarterly as 50% of any revenue derived by the entity from the manufacture, sale, use, or sublicensing of products incorporating XYO. Effective April 30, 2013 (end of Q3 ’13), the entity and its owner formally requested that the license agreement be rescinded and the total $75,000 license and pre-purchase fee plus the $25,000 prototype evaluation fee be redirected toward the exercise of stock warrants in the personal name of the entity’s owner. The Company agreed, and thereupon recorded reversing entries effective April 30, 2013 and processed the warrant exercise request. As at January 31, 2013 (end of Q2 ’13), the original sales agreements were still in place and the related amounts were reported as revenue and deferred revenue.

During the six months ended January 31, 2014 and 2013 (Q1/Q2 ’14 and Q1/Q2 ’13), revenues earned from three and two customers, respectively, for the three months ended January 31, 2014 and 2013 (Q2 ’14 and Q2 ’13), two and one customer(s), respectively, and for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14), four customers, amounted to approximately $157,200 and $35,800 (100% and 100% of total revenue) for the six months ended January 31, 2014 and 2013 (Q1/Q2 ’14 and Q1/Q2 ’13), respectively, $26,000 and $14,700 (100% and 100% of total revenue) for the three months ended January 31, 2014 and 2013 (Q2 ’14 and Q2 ’13), and $327,000 (86%) for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14). There were no amounts due from these customers at January 31, 2014 (end of Q2 ’14) and July 31, 2013 (YE ’13).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JANUARY 31, 2014 AND 2013 (Q1/Q2 ’14, Q1/Q2 ’13, Q2 ’14 AND Q2 ’13), AND THE PERIOD JANUARY 25, 2005 (INCEPTION) TO JANUARY 31, 2014 (END OF Q2 ’14) (UNAUDITED)

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission.

Although the forward-looking statements in this Registration Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

Perpetual Industries Inc., or the “Company” is a Nevada corporation formed on January 25, 2005 with a principal business address at #110, 5 - 8720 Macleod Trail South, Calgary, Alberta, Canada T2H 0M4.  Telephone: 403-214-4321.

Business

We are a development stage company. Our business is the research and development of new and innovative energy efficient products. Our key technology is a mechanical patented balancing device called XYO. We design, prototype, test, and manufacture or have manufactured products containing XYO technology, and sub-license XYO technology to third parties. XYO technology is used for balancing rotating parts in machines so that they produce less vibration, resulting in a machine that operates in a more energy efficient manner.

XYO is a patented technology that we have licensed from ETI Technologies Inc. on an exclusive worldwide basis. The term of the License Agreement is from January 27, 2005 to the end of the life of the last existing XYO patent defined in the agreement, which is currently projected to be March 7, 2023. The License Agreement was modified by an Amendment and Waiver of Default effective July 31, 2010, in which ETI waived any rights to terminate the Agreement in the event of non-payment by Perpetual.

Future patent applications regarding the XYO technology will be pursued in order to extend the patent protection component of this agreement and extend the term of the original agreement if possible. The territory of the Agreement is worldwide, and we have the right to manufacture or have manufactured, sell, and use, the products incorporating XYO (that is, XYO balancers and machines that use them), as well as to sub-license these rights to third parties.

Revenue Generation

Revenue is generated from agent fees, prototype evaluation projects, licensing and royalties, and sale of finished goods.

The process of revenue generation involves market research and interaction with potential customer companies to understand their industries and the specific vibration-related technical issues involved with the machines they manufacture. With interested customers, we enter into a prototype evaluation contract in which we provide baseline testing, XYO balancer design, fabrication and installation, comparative testing, and a feasibility report. If results are acceptable, we may attempt to negotiate a sub-licensing and royalty agreement with the customer. The wide range of our prototyping experience has equipped us to begin the process of designing and manufacturing XYO balancers ourselves, and supplying them to customers instead of the customers handling the manufacturing themselves.

Since our inception, we have executed or prepared to execute the following types of activities which have resulted in our generating $379,637 in revenue from inception through January 31, 2014 (end of Q2 ’14):

•

design, production and sale of XYO branded balancers

•

design, production and sale of XYO branded products optimized around XYO balancers

•

prototype evaluation projects and commercialization of XYO implementations through other parties on a sub-license and royalty fee basis

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Other Critical Accounting Policies and Estimates

Our Financial Statements have been prepared in accordance with U.S. GAAP and fairly present our financial position and results of operations. We believe the following accounting policies are critical to an understanding of our financial statements. The application of these policies requires management’s judgment and estimates in areas that are inherently uncertain.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average common shares and potentially dilutive common share equivalents. The effects of potential common stock equivalents are not included in computations when their effect is anti-dilutive.

In the periods in which net losses were presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculations. Common stock warrants to purchase 16,509,500 and 16,509,500 shares of common stock for the six and three months ended January 31, 2014 (Q1/Q2 ’14 and Q2 ’14), respectively, and 16,509,500 shares of common stock for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14), were not included in the computation of diluted weighted average common shares outstanding.

In the periods in which net incomes were presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would not have a dilutive effect on the earnings per share calculations. Common stock warrants to purchase 13,931,500 shares of common stock for the six and three months ended January 31, 2013 (Q1/Q2 ’13 and Q2 ’13), respectively, were not included in the computation of diluted weighted average common shares outstanding as the exercise price exceeded the market price of the common stock.

Impact of Recently Issued Accounting Standards

Other than as listed below, we do not believe that any accounting pronouncements recently issued by the FASB, the AICPA, and the SEC, would if adopted have a material effect on our present or future financial statements.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a)

the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)

the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c)

the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in nonconvertible debt; or

(d)

the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

Revenue

We obtain revenue in several ways: agent fees, application evaluation and development projects, licensing, royalties from licensees, and the sale of our own products.

For the period from January 25, 2005 (date of inception) to January 31, 2014 (end of Q2 ’14) we had $379,637 in revenues, of which $354,637 was derived from application evaluation and development contracts and $25,000 from agency fees.

For the six months ended January 31, 2014 (Q1/Q2 ’14), we had $157,211 in revenues, all of which was derived from application evaluation and development projects. Revenue in the six months ended January 31, 2014 (Q1/Q2 ’14) was up 339% compared to the six months ended January 31, 2013 (Q1/Q2 ’13), as we continued to develop and market our technology in additional industries.

	Six Months Ended January 31, 2014 (Q1/Q2 ’14)	Six Months Ended January 31, 2013 (Q1/Q2 ’13)
Revenue	$157,211	$35,822

For the three months ended January 31, 2014 (Q2 ’14), we had $25,986 in revenues, all of which was derived from application evaluation and development projects. Revenue in the three months ended January 31, 2014 (Q2 ’14) was up 77% compared to the three months ended January 31, 2013 (Q2 ’13), as we continued to develop and market our technology in additional industries at non-regular intervals and amounts.

	Three Months Ended January 31, 2014 (Q2 ’14)	Three Months Ended January 31, 2013 (Q2 ’13)
Revenue	$25,986	$14,719

In the six months ended January 31, 2014 (Q1/Q2 ’14), the following customers owned by non-affiliated shareholders accounted for the following amounts and percentages of our total revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
DMC	$23,775	15%
Windage Energy Inc.	$100,000	64%
ZAR Corp.	$33,436	21%
Total	$157,211	100%

In the three months ended January 31, 2014 (Q2 ’14), the following customers owned by non-affiliated shareholders accounted for the following amounts and percentages of our total revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
DMC	$11,887	46%
ZAR Corp.	$14,099	54%
Total	$25,986	100%

We have no agreements with these customers, who purchase from us on a purchase order type basis only.

Expenses

Our expenses for the six months ended January 31, 2014 (Q1/Q2 ’14) and 2013 (Q1/Q2 ’13) are shown in the table below. Advertising and Marketing expense fell by 55% in the six months ended January 31, 2014 (Q1/Q2 ’14) when compared to the six months ended January 31, 2013 (Q1/Q2 ’13) as a result of having fewer prototype products designed and built to be used in selling and marketing activities. Wages declined by 25% in in the six months ended January 31, 2014 (Q1/Q2 ’14) when compared to the six months ended January 31, 2013 (Q1/Q2 ’13) as a result of headcount reductions for management. Travel expenses declined by 61% as a result of changing patterns of travel. License and Royalty fees increased in the six months ended January 31, 2014 (Q1/Q2 ’14) when compared to the six months ended January 31, 2013 (Q1/Q2 ’13), from $67,500 to $72,500. The increase is due to the variable annual amounts payable under the agreement with patent holder ETI.

	Six Months Ended January 31, 2014 (Q1/Q2 ’14)	Six Months Ended January 31, 2013 (Q1/Q2 ’13)
Advertising and Marketing	$66,693	$147,686
Travel	$16,251	$41,335
Wages	$76,943	$103,068
License and Royalty Fees	$72,500	$67,500
Professional Fees	$69,202	$75,891
Other	$53,231	$94,557
Total Expenses	$354,820	$530,037

Our expenses for the three months ended January 31, 2014 (Q2 ’14) and 2013 (Q2 ’13) are shown in the table below. Advertising and Marketing expense fell by 44% in Q2 ’14 when compared to Q2 ’13 as a result of having fewer prototype products designed and built to be used in selling and marketing activities. Wages declined by 29% in Q2 ’14 when compared to Q2 ’13 as a result of headcount reductions for management. Travel expenses declined by 31% as a result of changing patterns of travel. License and Royalty fees increased in Q2 ’14 when compared to Q2 ’13, from $33,750 to $36,250. The increase is due to the variable annual amounts payable under the ETI agreement.

	Three Months Ended January 31, 2014 (Q2 ’14)	Three Months Ended January 31, 2013 (Q2 ’13)
Advertising and Marketing	$25,808	$46,281
Travel	$13,511	$19,482
Wages	$37,893	$53,377
License and Royalty Fees	$36,250	$33,750
Professional Fees	$32,264	$47,337
Other	$24,013	$33,979
Total Expenses	$169,739	$234,206

For the upcoming year, we plan to keep operating expenses around the same level as for the three months ended January 31, 2014 (Q2 ’14). However, we expect professional fees to increase substantially due to compliance and governance costs related to being a public company.

Notes regarding management wages:

Management has not been drawing paychecks against wages that have been accruing in recent months. As of January 31, 2014 (end of Q2 ’14), Brent Bedford, Chairman, President and CEO, had not taken a paycheck for the past approximately 11 months of pay, approximately $105,000, accrued in his name. As of January 31, 2014 (end of Q2 ’14), Doug Greig, General Manager of Operations, had not taken a paycheck for the past 8 months of pay, approximately $27,000, accrued in his name.

Notes regarding warrants:

Our derivative liability, which had arisen from share purchase warrants that were issued as part of common share issuances for cash, decreased to zero during the three months ended July 31, 2013 (Q4 ’13), because all of the warrants with derivative features expired. Derivative income was $0 and $515,952 in the six months ended January 31, 2014 and 2013 (Q1/Q2 ’14 and Q1/Q2 ’13), respectively, $0 and $281,755 in the three months ended January 31, 2014 and 2013 (Q2 ’14 and Q2 ’13), respectively, and $1,533,297 for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14).

Warrants were re-issued without derivative features during the six months ended January 31, 2014 (Q1/Q2 ’14) and the year ended July 31, 2013, and as a result we report a Warrant Issuance Expense of $184,408 and $0 in the six months and three months ended January 31, 2014 (Q1/Q2 ’14 and Q2 ’14), respectively, and $1,254,224 for the period January 25, 2005 (Inception) through January 31, 2014 (end of Q2 ’14).

The impact of warrants is discussed further under the heading Net Income (Loss), below.

Income and Operation Taxes

The Company has not filed U.S. or Canadian income tax returns since its inception, as it has incurred continual losses since that time. The Company has not recognized any tax benefits for the years presented as it is more likely than not that the tax benefits will not be realized.

Net Income (Loss)

We incurred net income (loss) for the six months ended January 31, 2014 and 2013 (Q1/Q2 ’14 and Q1/Q2 ’13) amounting to $(385,678) and $15,725, respectively, and for the three months ended January 31, 2014 and 2013 (Q2 ’14 and Q2 ’13) amounting to $(143,469) and $58,495, respectively.

Notes regarding impact of warrants on Net Income (Loss):

Warrant Issuance Expense and Derivative Income are non-cash expenses that have a significant effect on the Net Income (Loss) figure. However, under Generally Accepted Accounting Principles regarding the valuation of different types of share purchase warrants, we are required to record these non-cash expenses on our financial statements. Without them, the net income (loss) for the six months ended January 31, 2014 and 2013 (Q1/Q2 ’14 and Q1/Q2 ’13) would have been $(201,270) and $(500,227), respectively, and for the three months ended January 31, 2014 and 2013 (Q2 ’14 and Q2 ’13), $(143,469) and $(223,260), respectively.

Because of the potential for misinterpretation of the Statements of Operations in this regard, we draw the reader’s attention alternatively to the Statements of Cash Flows line item “Net cash flows (used) provided in operating activities,” which removes the effect of non-cash items and shows that operations consumed approximately $107,000 in cash during the six months ended January 31, 2014 (Q1/Q2 ’14), versus approximately $415,000 in the six months ended January 31, 2013 (Q1/Q2 ’13).

Liquidity and Capital Resources

We have executed or prepared to execute the types of activities described in “Revenue Recognition” above which have already resulted in our generating $379,637 of revenue from Inception through January 31, 2014 (end of Q2 ’14).

We anticipate that we will incur certain costs irrespective of our operational and business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be $125,000 annually. We anticipate that we would incur approximately $900,000 in operational expenses during the next 12 months if we continue to implement our business plan at its current level, comprised of expenses related to continuing to conduct and participate in similar events and operational activities at the same rate as currently. As we estimate our total need for funds for operations at our current level, including all expense of staying public and continuing operations at their current level in the next 12 months is within $1,000,000, we accordingly anticipate an average monthly burn rate of approximately $85,000 during the next 12 months to maintain operations at their current levels as well as pay costs associated with going and staying public. We do not believe that our current cash resources plus anticipated revenues during the next 12 months will be sufficient to meet these requirements. We anticipate that funding will be provided by the sale of debt or equity securities, as described herein, as well as operational revenue. Management has made no commitment to provide and is not obligated to provide any additional funding.

In October 2013, the Company entered into an unsecured debenture under which it borrowed $100,000 from a non-affiliated shareholder at an annual non compounding interest rate of 12%. Repayments are to be applied first to payment of principal and secondly to payment of interest. No maturity date is specified.

During the next 12 months, we anticipate engaging in the following activities to support the implementation of our business plan. We may vary our plans depending upon operational conditions and available funding:

Supplemental Actions	Cost
Securing of potential joint venture partners/investors for manufacturing and distribution in various industries, including international travel, marketing, due diligence, etc.	$600,000
Provision of engineering and marketing support to industry joint ventures	$1,000,000
Management, administration, insurance, and other overhead costs associated with the above	$600,000
Public company governance and compliance costs associated with the above	$200,000
Intellectual property augmentation: acquisition of additional IP, expansion of XYO patents, development of non-XYO patents, and IP enforcement	$600,000
Total	$3,000,000

The primary obstacle to implementing this plan will be the lack of operating capital until we raise or generate additional funding as described above.

We estimate that we will need up to an additional $3,000,000 to support the implementation of our business plan at the level described in the table above. If we do not generate sufficient cash flow from operations in excess of the amount necessary to maintain operations at their current levels as well as pay costs associated with going and staying public as described above the table, we may have to raise additional capital to finance activities desired to support the implementation of our business plan. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution of stockholders’ interests. Failure to secure any necessary financing in a timely manner and on favorable terms could hinder or delay our desired activities to support the implementation of our business plan. Except as set forth above, we do not have any plans or specific agreements for new sources of funding or any planned material acquisitions.

The fact that we are in the development stage raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of January 31, 2014 (end of Q2 ’14), and, based on their evaluation, have concluded that our disclosure controls and procedures were ineffective for the reason that we have not had a securities attorney review this, our first, 10-Q report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended January 31, 2014 (Q2 ’14) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. USE OF PROCEEDS

Not applicable.  We will not receive any proceeds from the sale of shares offered by the selling shareholders pursuant to the S-1/A No. 3 Amended Registration Statement made effective January 10, 2014.

ITEM 6. EXHIBITS

31	Rule 13a-14(a)/15d-14(a) Certification — Chairman of the Board, CEO, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer*

32

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 — Chairman of the Board, CEO, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer*

*Filed herewith

All other Exhibits called for by Rule 601 of Regulation SK are not applicable to this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perpetual Industries Inc.
Registrant

March 14, 2014	/s/ Brent W. Bedford
Date	Brent W. Bedford, Chairman of the Board, CEO, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer