Form 10-Q/A
period 2014-01-31
PERPETUAL INDUSTRIES INC.
filed 2014-04-14
CIK 1395445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

[ x ] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ x ] Yes    [   ] No

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

[   ] Yes    [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

32,470,000 common shares issued and outstanding

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014, originally filed with the Securities and Exchange Commission on March 14, 2014, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part  I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014.

** Furnished with this Amendment No. 1. These exhibits are furnished to the SEC as accompanying documents and are not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these Sections nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perpetual Industries Inc.
Registrant

April 14, 2014	/s/ Brent W. Bedford
Date	Brent W. Bedford, Chairman of the Board, CEO, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer

4