Form 10-Q
period 2014-04-30
PERPETUAL INDUSTRIES INC.
filed 2014-05-23
CIK 1395445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014.

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

[   ]Yes    [ x ] No  (not applicable, no corporate investor relations Web site)

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

[   ]Yes    [ x ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

32,470,000 common shares issued and outstanding

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Perpetual Industries Inc.

(a Development Stage Enterprise)

Contents

Balance Sheets as of April 30, 2014 (end of Q3 ’14, unaudited) and July 31, 2013 (YE ’13)

Statements of Operations for the Nine Months and Three Months Ended April 30, 2014 and 2013 (Q1-Q3 ’14, Q1-Q3 ’13, Q3 ’14 and Q3 ’13), and for the Period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14) (unaudited)

Statements of Cash Flows for the Nine Months Ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13), and for the Period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14) (unaudited)

Notes to Financial Statements (unaudited)

Perpetual Industries Inc.

(a Development Stage Enterprise)

Balance Sheets

	April 30, 2014 (end of Q3 ’14, unaudited)	July 31, 2013 (YE ’13)
Assets
Current Assets
Cash	$ 21,386	$ 30,348
Accounts Receivable	535	535
Total current assets	21,921	30,883
Equipment, Net of Accumulated Depreciation	3,817	5,150
Total assets	$ 25,738	$ 36,033
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable (including related party balances of approximately $143,000 and $123,000 at April 30, 2014 and July 31, 2013 respectively)	$ 254,417	$ 134,649
Accrued expenses (including related party balances of approximately $1,061,000 and $930,000 at April 30, 2014 and July 31, 2013 respectively)	1,274,343	1,125,052
Deferred revenue – current	-	23,775
Other current liabilities	62,201	65,583
Total current liabilities	1,590,961	1,349,059
Stockholders' Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 32,470,000 shares issued and outstanding at both April 30, 2014 and July 31, 2013.

	32,471	32,471
Capital in excess of par value	4,790,110	4,605,702
Common stock payable	115,800	-
Deficit accumulated during development stage	(6,503,604)	(5,951,199)
Total stockholders' equity (deficit)	(1,565,223)	(1,313,026)
Total liabilities and stockholders' equity (deficit)	$ 25,738	$ 36,033

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

(a Development Stage Enterprise)

Statements of Operations (unaudited)

	Nine Months Ended April 30,		Three Months Ended April 30,		January 25, 2005 (Inception) through
	2014 (Q1-Q3 ’14)	2013 (Q1-Q3 ’13)	2014 (Q3 ’14)	2013 (Q3 ’13)	April 30, 2014 (end of Q3 ’14)
Revenues	$ 157,211	$ 47,856	$ -	$ 12,034	$ 379,637
Operating Expenses
Related party expenses	(254,452)	(431,484)	(86,258)	(87,342)	(4,208,355)
Other operating expenses	(243,456)	(302,941)	(56,830)	(117,046)	(2,190,589)
Total operating expenses	(497,908)	(734,425)	(143,088)	(204,388)	(6,398,944)
Operating loss	(340,697)	(686,569)	(143,088)	(192,354)	(6,019,307)
Other Income (Expense)
Interest income, related party	10,721	27,036	(5,177)	8,843	269,662
Interest expense, related party	(38,290)	(30,417)	(13,445)	(10,825)	(211,077)
Interest expense, non-related party	(2,627)	-	(1,445)	-	(2,627)
Warrant issuance expense	(184,408)	-	-	-	(1,254,224)
Derivative income	-	556,994	-	41,042	1,533,297
Provision for loan & interest losses	-	-	-	-	(809,245)
Other	2,896	(4,679)	(3,572)	(65)	(10,083)
Net Loss	(552,405)	(137,635)	(166,727)	(153,359)	(6,503,604)
Basic and Diluted Loss Per Share	$ (0.02)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.29)
Basic and Diluted Weighted Average Common Shares Outstanding	32,470,000	30,035,013	32,470,000	31,680,253	22,766,456

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

(a Development Stage Enterprise)

Statements of Cash Flows

(unaudited)

	Nine months ended April 30,		January 25, 2005 (Inception) through
	2014 (Q1-Q3 ’14)	2013 (Q1-Q3 ’13)	April 30, 2014 (end of Q3 ’14)
Cash flows from operating activities
Net Loss	$ (552,405)	$ (137,635)	$ (6,503,604)
Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Depreciation	1,332	3,915	50,937
Interest income, added to loan receivable	-	-	(117,886)
Provision of allowance on loans receivable	-	-	809,245
Issuance of warrants	184,408	-	1,254,224
Change in fair value of derivative liability	-	(556,994)	(1,533,297)
Stock compensation	15,000	48,150	75,050
Decrease (Increase) in:
Accounts receivable	-	19,938	(535)
Increase (Decrease) in:
Accounts payable	19,764	88,544	154,418
Accrued expenses	149,291	194,615	1,274,343
Deferred revenue – current	(23,775)	(52,378)	-
Deferred revenue – long term	-	64,000	-
Other liabilities	(3,377)	4,275	62,204
Net cash flows used in operating activities	(209,762)	(323,570)	(4,474,901)

Cash flows used in investing activities
Net borrowings under loan receivable	-	-	(691,359)
Purchase of equipment	-	-	(54,754)
Net cash flows used in investing activities	-	-	(746,113)

Cash flows provided by financing activities
Proceeds from notes payable	100,000	-	100,000
Proceeds from issuance of common stock	-	-	270,000
Proceeds from increases to common stock payable	100,800	210,000	4,878,400
Repurchase and cancellation of common stock	-	(6,000)	(6,000)
Net cash flows provided by financing activities	200,800	204,000	5,242,400

Net change in cash	(8,962)	(119,570)	21,386
Cash, beginning of period	30,348	220,140	-
Cash, end of period	$ 21,386	$ 100,570	$ 21,386

Supplemental Disclosures of Cash Flow Information

The Company has not paid any income taxes or interest since its inception. See the accompanying notes.

Non-cash Investing and Financing Activities:

For the period from January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), the Company issued shares of common stock in satisfaction of stock payable as follows:

Nine months ended April 30, 2014	-	-
Nine months ended April 30, 2013	2,828,000 shares	$848,400
Period from January 25, 2005 (Inception) through April 30, 2014	16,779,500 shares	$4,777,600

For the period from January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), the Company incurred derivative liabilities and decreased equity in connection with the issuance of warrants, as follows:

Nine months ended April 30, 2014	-
Nine months ended April 30, 2013	-
Period from January 25, 2005 (Inception) through July 31, 2013	$1,533,297

For the period from January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), the Company issued common stock, via warrant exercise, in satisfaction of deferred revenues, as follows:

Nine months ended April 30, 2014	-	-
Nine months ended April 30, 2013	250,000 shares	$100,000
Period from January 25, 2005 (Inception) through April 30, 2014	250,000 shares	$100,000

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

(a Development Stage Enterprise)

Notes to Financial Statements

Nine Months and Three Months Ended April 30, 2014 and 2013 (Q1-Q3 ’14 & ’13, Q3 ’14 & ’13)

Period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14)

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

Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculations. Common stock warrants to purchase 16,257,500 and 4,647,000 shares of common stock for the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13), respectively, 16,257,500 and 4,647,000 shares of common stock for the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13), respectively, and 16,257,500 shares of common stock for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), were not included in the computation of diluted weighted average common shares outstanding.

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

Note 4 - Loan Receivable and Lease Obligation

During the period January 25, 2005 (Inception) through January 1, 2010, the Company advanced funds to a limited liability company that has been identified as a Variable Interest Entity (“VIE”). These funds supported the operations of this VIE, which are to research and develop products that feature XYO and to market these products. The Company holds a note for these advances and the uncollected interest due, which calls for 9% interest per annum and has a maturity date of August 31, 2012 and is currently in default. In addition to the advancement of funds, the Company continues to have two other forms of involvement with the above VIE. The Company incurred marketing expenses for the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13) totalling approximately $2,400 and $149,200, respectively, for the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13), $0 and $2,500, respectively, and for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), $575,600, for services performed by the VIE. In this regard there was no balance owing to the VIE at April 30, 2014 (end of Q3 ’14) and July 31, 2013 (YE ’13). The Company also leases its offices from the above VIE. The terms of the lease call for monthly rent of $3,000 through March 31, 2015. The Company’s involvement with this VIE is limited to the aforementioned transactions.

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

The maximum exposure to loss from this variable interest is limited to the collection of the loan receivable. The Company’s variable interest in the VIE amounted to $809,245 as of July 31, 2010 prior to the establishment of a full allowance on that date. Factors considered in establishing the allowance included the current financial condition of the VIE coupled with the fact that the loan is not guaranteed and has no liquidation preference. The carrying amounts on the balance sheets as of April 30, 2014 (end of Q3 ’14) and July 31, 2013 (YE ’13) are zero, net of allowances.

Total rent expense for the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13) was approximately $25,200 and $27,000, respectively, for the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13), $8,100 and $8,800, respectively, and for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), $324,800. The future rent obligations under this lease will require approximately $9,000 for the remaining three months of the year ended July 31, 2014 and $24,000 for the year ended July 31, 2015. Since February 2012, the Company’s rent obligations have been met by recording the amount of rent expense as interest income in lieu of cash outlay, and this arrangement may continue. However, in the three months ended April 30, 2014 (Q3 ’14), the Company paid the VIE”s landlord (the landowner) and the VIE’s utilities providers directly for an approximately $13,300 portion of the back rent and back utilities owed by the VIE. The Company therefore booked $8,100 rent as paid in cash, and recorded a decrease to interest income in the amount of the excess, approximately $5,200.

Note 5 - Derivative Instruments (Warrants)

The following table summarizes fair value measurements at April 30, 2014 (end of Q3 ’14) and July 31, 2013 (YE ’13) for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivative liabilities, April 30, 2014	$ —	$ —	$ —	$ —
Derivative liabilities, July 31, 2013	$ —	$ —	$ —	$ —

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

As at April 30, 2014 (end of Q3 ’14), no warrants with derivative features were outstanding. The Company estimated the fair value of the warrants that were outstanding at July 31, 2013 (YE ’13) using the Black-Scholes option pricing model with the following assumptions:

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

The issuance of the above warrants resulted in a derivative liability that required re-measurement each reporting period. The following is a reconciliation of the derivative liability for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14):

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
$ -

As disclosed earlier in this Note, the exercise prices of the warrants with derivative features escalate over a period of two years. The following is a reconciliation of the number and weighted-average exercise prices for the warrants with derivative features:

	Warrants with Derivative Features
	Number of Shares	Weighted Average Exercise Prices ($)
Outstanding, July 31, 2006	-	-
Granted	2,562,500	0.20
Exercised	-	-
Expired	-	-
Outstanding, July 31, 2007	2,562,500	0.20
Granted	2,468,000	0.30
Exercised	-	-
Expired	-	-
Outstanding, July 31, 2008	5,030,500	0.25
Granted	2,482,500	0.30
Exercised	-	-
Expired	-	-
Outstanding, July 31, 2009	7,513,000	0.30
Granted	1,597,000	0.30
Exercised	-	-
Expired	-	-
Outstanding, July 31, 2010	9,110,000	0.30
Granted	2,752,500	0.30
Exercised	-	-
Expired	-	-
Outstanding, July 31, 2011	11,862,500	0.30
Granted	2,089,000	0.30
Exercised	-
Expired	-
Outstanding, July 31, 2012	13,951,500	0.30
Granted	-	-
Exercised	-	-
Expired/Cancelled	11,882,500	0.30
Outstanding, July 31, 2013	2,069,000	0.30
Granted	-	-
Exercised	-	-
Expired/Cancelled	2,069,000	0.30
Outstanding, April 30, 2014 (end of Q3 ’14)	-	-

Note 6 – Non-Derivative Warrants

In the nine months ended April 30, 2014 (Q1-Q3 ’14) and the year ended July 31, 2013, the Company issued 2,069,000 and 14,440,500 non-derivative warrants in connection with previous issuances of 2,069,000 and 14,440,500 shares of common stock, respectively. These warrants vest immediately upon grant date and have a two year exercise period. The warrants have fixed escalating exercise prices based on time elapsed from the date of grant, ranging from $0.30 to $0.50 per share for subscriptions before March 14, 2007, and from $0.40 to $0.60 per share for subscriptions after that date. The Company recorded $184,408 and $1,069,816 of expense, respectively, associated with these warrants at the time of issuance.

The warrants were issued with an adjustment provision whereby the exercise price would be adjusted in the event of any of the following: the Company's shares of common stock outstanding are subdivided into greater or consolidated into fewer shares, or in the case of any capital reorganization.

The following is a reconciliation of the number and weighted-average exercise prices for the warrants with non-derivative features:

	Warrants
	Number of Shares	Weighted Average Exercise Price ($)
Outstanding, July 31, 2013	14,440,500	0.38
Granted August 15, 2013	2,069,000	0.40
Exercised in three months ended April 30, 2014	(252,000)	0.40
Outstanding, April 30, 2014 (end of Q3 ’14)	16,257,500	0.40

The following summarizes information about warrants with non-derivative features outstanding as of April 30, 2014 (end of Q3 ’14):

Exercise Price	Number of Warrants	Remaining Life
$0.50	2,451,000	0.79 Years
$0.30	2,562,500	1.12 Years
$0.40	9,175,000	1.12 Years
$0.40	2,069,000	1.29 Years

The Company estimated the fair value of the warrants issued during the periods using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended April 30, 2014 (Q1-Q3 ’14)	Year Ended July 31, 2013
Expected life (in years)	2	2
Expected dividend yield (%)	0.00	0.00
Expected volatility (%)	81.3	79.7
Risk free interest rate (%)	0.36	0.33

Note 7 – Accrued Expenses

Accrued expenses as of April 30, 2014 (end of Q3 ’14) and July 31, 2013 (YE ’13) consisted of the following:

	April 30, 2014 (end of Q3 ’14)	July 31, 2013 (YE ’13)
Accrued license fees	$268,470	$232,311
Accrued royalties	456,250	400,000
Accrued interest	187,657	146,741
Accrued wages	151,000	151,000
Accrued legal fees	125,000	125,000
Accrued audit fees	85,966	70,000
	$1,274,343	$1,125,052

Note 8 - Related Party Transactions and Commitments

Management and Other Expenses

The Company’s president deferred portions of the first three years of compensation due him. The balances due him as of April 30, 2014 (end of Q3 ’14) and July 31, 2013 (YE ’13) for amounts deferred totalled $151,000, at both period-ends. These back wages are unsecured, non-interest bearing and due upon demand. There was no formal deferred wages agreement and therefore no set repayment date. The Company has recorded these amounts as current in the accompanying balance sheets.

Period During Which Wages Were Earned	Portion Deferred	Balance Deferred
YE July 31, 2006	$72,000	$72,000
YE July 31, 2007	$38,500	$110,500
YE July 31, 2008	$40,500	$151,000

In subsequent years the Company contracted for management services from an entity owned by the Company’s president.

A short term shareholder loan of approximately $100,000 was received from the president in the year ended July 31, 2013. It was unsecured, non-interest bearing and due upon demand. It appears under ordinary accounts payable on the Balance Sheet, and is unrelated to the accrued wages discussed above. As at April 30, 2014 (end of Q3 ’14) and July 31, 2013 (YE ’13), the repayment balance outstanding for this loan was approximately $0 and $45,000, respectively.

During the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), the Company paid certain entities owned by members of management for management services rendered. The amounts for the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13) were approximately $116,300 and $130,300, respectively, for the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13), $39,364 and $39,795, respectively, and for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), $1,530,600. Management has not been drawing paychecks against wages that have been accruing in recent months, and thus as of April 30, 2014 (end of Q3 ’14) and July 31, 2013 (YE ’13), the Company owed these entities approximately $142,800 and $77,900, respectively, which is included in accounts payable in the accompanying balance sheets. As of April 30, 2014 (end of Q3 ’14), the president had not taken a paycheck for the past approximately 11 months of pay, approximately $105,000, owed to him. As of April 30, 2014 (end of Q3 ’14), the general manager of operations had not taken a paycheck for the past 11 months of pay, approximately $37,800, owed to him.

During the periods presented, the Company was provided multi-media marketing, advertising and website maintenance services from a related entity. The owner of the entity is a small shareholder of the Company, and a relative of the Company’s president. There was no amount due to this entity at April 30, 2014 (end of Q3 ’14) and July 31, 2013 (YE ’13). Total services provided from this entity to the Company during the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13) were approximately $0 and $21,200, respectively, for the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13), $0 in both periods, and for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), $454,000.

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

In connection with the above agreement, the Company incurred royalties for the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13) amounting to $56,250 and $56,250, respectively, for the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13), $18,750 and $18,750, respectively, and for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), $456,250. Included in accrued expenses as of April 30, 2014 (end of Q3 ’14) and July 31, 2013 (YE ’13) are $456,250 and $400,000 relating to unpaid royalty fees.

The Company also incurred license fees related to the above agreement, amounting to approximately $55,000 and $47,500 in the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13) respectively, $20,000 and $17,500 for the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13), respectively, and for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), $575,000. Included in accrued payables as of April 30, 2014 (end of Q3 ’14) and July 31, 2013 (YE ’13) are $268,470 and $232,311 relating to unpaid license fees.

Included in accrued expenses as of April 30, 2014 (end of Q3 ’14) and July 31, 2013 (YE ’13) are $185,030 and $146,741 of interest accrued on the above amounts outstanding computed in accordance with the agreement.

The following minimum payments are required under the aforementioned royalty and licensing agreement:

Year ended July 31,	Amount
2014 (remaining three months)	$38,750
2015	$160,000
2016	$120,000
Annually thereafter until projected 2023 expiry	$ 75,000

General

The amounts and terms of related party transactions are not necessarily indicative of the amounts and terms which would have been incurred had the transactions been incurred with unrelated parties.

Reconciliation of Related Party Expenses Disclosures
to Related Party Expenses Line of Statement of Operations

	Nine months ended April 30, 2014 (Q1-Q3 ’14)	Nine months ended April 30, 2013 (Q1-Q3 ’13)	Three Months Ended April 30, 2014 (Q3 ’14)	Three Months Ended April 30, 2013 (Q3 ’13)
Management and Other Expenses:
Management services	$ 116,307	$ 130,276	$ 39,364	$ 39,795
Airfare reimbursement	451	-	-	-
Multi-media marketing, advertising and website maintenance services	-	21,243	-	-

Royalties and License Fees Pertaining to Exclusive Rights, excluding interest which appears under Other Income (Expense)	111,250	103,750	38,750	36,250

Variable Interest Entity outlined in Note 4:
Marketing services	2,402	149,178	-	2,454
Rent	25,243	27,037	8,144	8,843
Offset for legal fees paid on VIE’s behalf	(1,201)	-	-	-

Total Related Party Expenses	$ 254,452	$431,484	$ 86,258	$87,342

Note 9 – Debenture with Non-Affiliated Shareholder

On October 1, 2013, the Company entered into an unsecured debenture under which it borrowed $100,000 from a non-affiliated shareholder at an annual non compounding interest rate of 12%. Repayments are to be applied first to payment of principal and secondly to payment of interest. No maturity date is specified. As at April 30, 2014 (end of Q3 ’14), the balance owing was $107,000 including interest, and is included in ordinary accounts payable on the balance sheet. On the statement of cash flows it is shown as a note payable, under financing activities.

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

During the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13), revenues earned from three and three customers, respectively, for the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13), zero and one customer, respectively, and for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), four customers, amounted to approximately $157,200 and $47,900 (100% and 100% of total revenue) for the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13), respectively, $0 and $12,000 (0% and 100% of total revenue) for the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13), and $327,000 (86%) for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14). There were no amounts due from these customers at April 30, 2014 (end of Q3 ’14) and July 31, 2013 (YE ’13).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED APRIL 30, 2014 AND 2013 (Q1-Q3 ’14, Q1-Q3 ’13, Q3 ’14 AND Q3 ’13), AND THE PERIOD JANUARY 25, 2005 (INCEPTION) TO APRIL 30, 2014 (END OF Q3 ’14) (UNAUDITED)

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

Business

We are a development stage company that coordinates the research and development of new and innovative energy efficient products. Our key technology is a mechanical patented balancing device called XYO. We design, prototype, test, and manufacture or have manufactured products containing XYO technology, and sub-license XYO technology to third parties. XYO technology is used for balancing rotating parts in machines so that they produce less vibration, resulting in a machine that operates in a more energy efficient manner.

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

Since our inception, we have executed or prepared to execute the following types of activities which have resulted in our generating $379,637 in revenue from inception through April 30, 2014 (end of Q3 ’14):

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

Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculations. Common stock warrants to purchase 16,257,500 and 4,647,000 shares of common stock for the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13), respectively, 16,257,500 and 4,647,000 shares of common stock for the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13), respectively, and 16,257,500 shares of common stock for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), were not included in the computation of diluted weighted average common shares outstanding.

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

For the period from January 25, 2005 (date of inception) to April 30, 2014 (end of Q3 ’14) we had $379,637 in revenues, of which $354,637 was derived from application evaluation and development contracts and $25,000 from agency fees.

For the nine months ended April 30, 2014 (Q1-Q3 ’14), we had $157,211 in revenues, all of which was derived from application evaluation and development projects. Revenue in the nine months ended April 30, 2014 (Q1-Q3 ’14) was up 229% compared to the nine months ended April 30, 2013 (Q1-Q3 ’13), as we continued to develop and market our technology in additional industries.

	Nine Months Ended April 30, 2014 (Q1-Q3 ’14)	Nine Months Ended April 30, 2013 (Q1-Q3 ’13)
Revenue	$157,211	$47,856

For the three months ended April 30, 2014 (Q3 ’14), we had $0 in revenues, compared with $12,034 in the three months ended April 30, 2013 (Q3 ’13), as we continued to develop and market our technology in additional industries at non-regular intervals and amounts.

	Three Months Ended April 30, 2014 (Q3 ’14)	Three Months Ended April 30, 2013 (Q3 ’13)
Revenue	$0	$12,034

In the nine months ended April 30, 2014 (Q1-Q3 ’14), the following customers owned by non-affiliated shareholders accounted for the following amounts and percentages of our total revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
DMC	$23,775	15%
Windage Energy Inc.	$100,000	64%
ZAR Corp.	$33,436	21%
Total	$157,211	100%

We have no agreements with these customers, who purchase from us on a purchase order type basis only.

Expenses

Our expenses for the nine months ended April 30, 2014 (Q1-Q3 ’14) and 2013 (Q1-Q3 ’13) are shown in the table below. Advertising and Marketing expense fell by 60% in the nine months ended April 30, 2014 (Q1-Q3 ’14) when compared to the nine months ended April 30, 2013 (Q1-Q3 ’13) as a result of having fewer prototype products designed and built to be used in selling and marketing activities. Wages declined by 19% in in the nine months ended April 30, 2014 (Q1-Q3 ’14) when compared to the nine months ended April 30, 2013 (Q1-Q3 ’13) as a result of headcount reductions for management. Travel expenses declined by 51% as a result of changing patterns of travel. License and Royalty fees increased in the nine months ended April 30, 2014 (Q1-Q3 ’14) when compared to the nine months ended April 30, 2013 (Q1-Q3 ’13), from $103,750 to $111,250. The increase is due to the variable annual amounts payable under the agreement with patent holder ETI. Professional fees declined by 32% in the nine months ended April 30, 2014 (Q1-Q3 ’14) when compared to the nine months ended April 30, 2013 (Q1-Q3 ’13), as a result of differing patterns of engagement.

	Nine Months Ended April 30, 2014 (Q1-Q3 ’14)	Nine Months Ended April 30, 2013 (Q1-Q3 ’13)
Advertising and Marketing	$68,810	$171,468
Travel	$22,368	$45,997
Wages	$116,307	$142,863
License and Royalty Fees	$111,250	$103,750
Professional Fees	$104,234	$152,368
Other	$74,939	$117,979
Total Expenses	$497,908	$734,425

Our expenses for the three months ended April 30, 2014 (Q3 ’14) and 2013 (Q3 ’13) are shown in the table below. Advertising and Marketing expense fell by 91% in Q3 ’14 when compared to Q3 ’13 as a result of having fewer prototype products designed and built to be used in selling and marketing activities. Wages held steady in Q3 ’14 when compared to Q3 ’13. Travel expenses rose by 31% as a result of changing patterns of travel. License and Royalty fees increased in Q3 ’14 when compared to Q3 ’13, from $36,250 to $38,750. The increase is due to the variable annual amounts payable under the ETI agreement. Professional fees declined by 54% in Q3 ’14 when compared to Q3 ’13, as a result of differing patterns of engagement.

	Three Months Ended April 30, 2014 (Q3 ’14)	Three Months Ended April 30, 2013 (Q3 ’13)
Advertising and Marketing	$2,117	$23,782
Travel	$6,117	$4,662
Wages	$39,364	$39,795
License and Royalty Fees	$38,750	$36,250
Professional Fees	$35,032	$76,477
Other	$21,708	$23,422
Total Expenses	$143,088	$204,388

For the upcoming year, we plan to keep operating expenses around the same level as for the three months ended April 30, 2014 (Q3 ’14). However, we expect professional fees to increase substantially due to compliance and governance costs related to being a public company.

Notes regarding management wages:

During the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14), the Company paid certain entities owned by members of management for management services rendered. For most of the past year, management have not been drawing paychecks against wages that have been accruing in their management services entities’ names. As of April 30, 2014 (end of Q3 ’14), Brent Bedford, Chairman, President and CEO, had not taken a paycheck for the past 11 months of pay accrued, approximately $105,000. As of April 30, 2014 (end of Q3 ’14), Doug Greig, General Manager of Operations, had not taken a paycheck for the past 11 months of pay accrued, approximately $37,800.

Notes regarding warrants:

Our derivative liability, which had arisen from share purchase warrants that were issued as part of common share issuances for cash, decreased to zero during the three months ended July 31, 2013 (Q4 ’13), because all of the warrants with derivative features expired. Derivative income was $0 and $556,994 in the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13), respectively, $0 and $41,042 in the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13), respectively, and $1,533,297 for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14).

Warrants were re-issued without derivative features during the nine months ended April 30, 2014 (Q1-Q3 ’14) and the year ended July 31, 2013, and as a result we report a Warrant Issuance Expense of $184,408 and $0 in the nine months and three months ended April 30, 2014 (Q1-Q3 ’14 and Q3 ’14), respectively, and $1,254,224 for the period January 25, 2005 (Inception) through April 30, 2014 (end of Q3 ’14).

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

Net Loss

We incurred net losses for the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13) amounting to $552,405 and $137,635, respectively, and for the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13) amounting to $166,727 and $153,359, respectively.

Notes regarding impact of warrants on Net Loss:

Warrant Issuance Expense and Derivative Income are non-cash expenses that have a significant effect on the Net Loss figure. However, under Generally Accepted Accounting Principles regarding the valuation of different types of share purchase warrants, we are required to record these non-cash expenses on our financial statements. Without them, the net loss for the nine months ended April 30, 2014 and 2013 (Q1-Q3 ’14 and Q1-Q3 ’13) would have been $367,997 and $694,629, respectively, and for the three months ended April 30, 2014 and 2013 (Q3 ’14 and Q3 ’13), $166,727 and $194,401, respectively.

Because of the potential for misinterpretation of the Statements of Operations in this regard, we draw the reader’s attention alternatively to the Statements of Cash Flows line item “Net cash flows (used) provided in operating activities,” which removes the effect of non-cash items and shows that operations consumed approximately $209,762 in cash during the nine months ended April 30, 2014 (Q1-Q3 ’14), versus approximately $323,570 in the nine months ended April 30, 2013 (Q1-Q3 ’13).

Liquidity and Capital Resources

We have executed or prepared to execute the types of activities described in “Revenue Recognition” above which have already resulted in our generating $379,637 of revenue from Inception through April 30, 2014 (end of Q3 ’14).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of April 30, 2014 (end of Q3 ’14), and, based on their evaluation, have concluded that our disclosure controls and procedures were ineffective for the reason that we have not had a securities attorney review this, our second, 10-Q report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended April 30, 2014 (Q3 ’14) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Filed herewith

** Furnished herewith. These exhibits are furnished to the SEC as accompanying documents and are not to be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these Sections nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

All other Exhibits called for by Rule 601 of Regulation SK are not applicable to this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Perpetual Industries Inc.
Registrant

May 23, 2014	/s/ Brent W. Bedford
Date	Brent W. Bedford, Chairman of the Board, CEO, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer