Form 10-K
period 2014-07-31
PERPETUAL INDUSTRIES INC.
filed 2014-11-12
CIK 1395445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended July 31, 2014.

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[    ] Yes    [ x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[    ] Yes    [ x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ x ] Yes    [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ x ] Yes    [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[   ] Large accelerated filer

[   ] Accelerated filer

[   ] Non-accelerated filer

[ x ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ]Yes    [ x ] No

The aggregate market value of the voting common equity (there is no non-voting common equity) held by non-affiliates, computed for this purpose only by reference to the price at which the common equity was last sold, $0.40 per share, as of the last business day of the Company’s second fiscal quarter, January 31, 2014, was approximately $7,858,000. There were 19,645,000 shares held by non-affiliates on that date.

There were 34,018,500 common shares issued and outstanding as of October 29, 2014.

TABLE OF CONTENTS

Forward Looking Statements

4

Part I

Item 1.

Business

5

Item 1A.

Risk Factors

15

Item 1B.

Unresolved Staff Comments

16

Item 2.

Properties

16

Item 3.

Legal Proceedings

16

Item 4.

Mine Safety Disclosures

16

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

16

Item 6

Selected Financial Data

19

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results
of Operations for the Years Ended July 31, 2014 and 2013

19

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

23

Item 8.

Financial Statements and Supplementary Data

24

Item 9.

Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

42

Item 9A.

Controls and Procedures

42

Item 9B.

Other Information

42

Part III

Item 10.

Directors, Executive Officers and Corporate Governance

43

Item 11.

Executive Compensation

46

Item 12.

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

48

Item 13.

Certain Relationships and Related Transactions, and Director Independence

50

Item 14.

Principal Accounting Fees and Services

53

Part IV

Item 15.

Exhibits, Financial Statement Schedules

53

Signatures

54

FORWARD LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS STATEMENTS THAT ARE, OR MAY BE DEEMED TO BE, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE EXCHANGE ACT, AND ARE MADE IN RELIANCE UPON THE PROTECTIONS PROVIDED BY SUCH ACTS FOR FORWARD-LOOKING STATEMENTS. IN THIS ANNUAL REPORT, THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", "MAY", "WILL", "WOULD", "COULD", "SHOULD", "EXPECTS", "INTENDS", "PLAN", "ESTIMATES", "PREDICTS", "PROJECTS", "SEEKS", "POTENTIAL", "LIKELY", "CONTINUE", AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS.  THE FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN THIS ANNUAL REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.  READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED IN THIS ANNUAL REPORT AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT.  ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS ANNUAL REPORT ARE MADE ONLY AS OF THE DATE OF THIS ANNUAL REPORT, AND WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY UPDATE OR CORRECT ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT SUBSEQUENTLY OCCUR OR OF WHICH WE, AFTER THE DATE OF THIS ANNUAL REPORT, BECOME AWARE.  YOU SHOULD READ THIS DOCUMENT AND THE DOCUMENTS THAT WE INCORPORATE BY REFERENCE INTO THIS ANNUAL REPORT COMPLETELY AND WITH THE UNDERSTANDING THAT OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM WHAT WE EXPECT.  WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN IF OUR SITUATION CHANGES IN THE FUTURE. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US ARE EXPRESSLY QUALIFIED BY THESE CAUTIONARY STATEMENTS.

PART I

ITEM 1. BUSINESS.

Organization

Perpetual Industries Inc. (“Perpetual”) is a Nevada corporation formed on January 25, 2005, with a principal business address at #110, 5 - 8720 Macleod Trail South, Calgary, Alberta, Canada T2H 0M4. Phone: 403-214-4321.

Perpetual has not been involved in any bankruptcy, receivership, or similar proceeding.

There has been no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business

We are an emerging growth company. Our business is the research and development of new and innovative energy efficient products.

Our key technology is a mechanical patented balancing device called XYO. We design, prototype, test, and manufacture or have manufactured products containing XYO technology, and sub-license XYO technology to third parties. XYO technology is used for automatically balancing rotating parts in machines so that they produce less vibration, resulting in a machine that operates in a more energy efficient manner.

The overall intellectual property surrounding the XYO technology is comprised of specialized know-how, various granted and pending patents, and specific design and testing procedures.

The current focus for Perpetual Industries is to re-design mechanical products in a number of industries, implementing the XYO technology as the core ingredient. This will allow XYO to reach its full potential, which in turn helps to provide better and more energy efficient products. Our plan is to do this with joint-venture partners in each of the industries under consideration.

Since Inception

In the year ended July 31, 2014, we engaged in significant and continuous operational activities. We raised operating capital through private equity investments from exempt investors, using private placement and warrant exercise documentation drafted by securities attorneys; we maintained our exclusive worldwide license of the XYO technology from a related party; and, we further refined our business plan which features three key revenue models:

•

prototype evaluation projects and commercialization of XYO implementations through other parties on a sub-license and royalty fee basis

•

design, production and sale of XYO branded balancers

•

design, production and sale of XYO branded products optimized around XYO balancers

We continued working with a team of highly qualified engineering and industrial design resources who have become uniquely knowledgeable in the know-how surrounding the development and implementation of the XYO technology in a variety of applications. Fundamental research and development, and more recently technical marketing (including product design, testing, manufacturing planning, and sales support), have been essential to the commercialization of the XYO technology.

We maintained a board of advisors to provide advice, recommendations and guidance from a variety of perspectives.

We developed and refined our marketing plan, including corporate video and branding work and the creation of our informational websites and printed marketing collateral. We maintain our main corporate website at www.perpetualindustries.com, as well as a technical website at www.xyobalancer.com, and a high performance energy efficient automotive parts marketing website at www.xyoracing.com. Nothing on the websites is part of any prospectus. They are informational and not part of the revenue model, except for the XYO Racing online store which is still in a testing phase.

Our activities resulted in our generating approximately $157,200 in revenue in the year ended July 31, 2014. The loss for the year was approximately $746,900, and there was an ending accumulated deficit of approximately $6,698,000.

In our fiscal year ended July 31, 2014, the following customers owned by non-affiliated shareholders accounted for the following amounts and percentages of our total revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
DMC	$23,775	15%
ZAR Corp.	$33,437	21%
Windage Energy Inc.	$100,000	64%
Total	$157,212	100%

We have no agreements with these customers, who purchase from us on a purchase order type basis only.

The XYO technology has been proven to work quite well in prototypes in a variety of applications. Perpetual is now positioned to move into the actual production of its own line of energy efficient XYO branded products, as well as continuing to be able to sub-license and supply the XYO technology to interested manufacturers.

Operating Plan

Our plan is to seek out joint venture partners in a number of industry segments where our technology, skills and know-how can lead to lower-cost and more energy-efficient and environmentally-responsible products. Our vision is that the joint venture partners will have deep knowledge of their industry, markets and competitors. We will work with the partners to create products that offer significant performance benefits when compared to products currently being offered in their respective markets.

For example, in the year ended July 31, 2014, the Company was engaged by oral agreement by a customer entity owned by a non-affiliated shareholder, to carry out XYO development work in connection with the use of the XYO technology in wind-powered electricity generation, for a sum of $100,000 paid in full.

We are planning joint ventures for the manufacture of XYO branded products in industries with unsatisfied demand for lower vibration. We believe these projects can be off the ground and profitable within one or two years of raising sufficient operating capital. Our goal is to implement XYO as simply and cost effectively as possible into our custom product designs. We have already identified suitable suppliers that will assist in the production and assembly of XYO branded products. In some cases it may be appropriate for Perpetual to enter into contracted supplier arrangements with manufacturing and assembly partners.

For the next few years we will be primarily focused on designing and implementing the XYO technology into some of the following products:

•

Household products: washing machines, grass and weed trimmers, and power tools (angle grinders)

•

Heavy transportation and trucking parts: wheels, clutch fans, and drive shafts

•

Motorcycles: crankshaft flywheels on V-twin engines

•

Marine applications: boat propellers for commercial and personal watercraft

•

Natural resources applications: oil, gas, mining and agricultural

•

Power generation applications: electric motors, alternative energy

•

Aviation applications: aircraft propellers and motor components

•

Pump, Compressor and Turbine applications: down-hole, submersible, water, and refrigeration

Our Competition and Our Market Position

A high-end niche opportunity exists for best-in-category products that can challenge the status quo by delivering superior performance.

For reasons of cost and competitive nearsightedness, many large brand-name companies with established product lines are inhibited from implementing the fullest version of the XYO technology. Like a large ship trying to change course, it becomes a cumbersome and slow process. By contrast, Perpetual has the flexibility and dedication to make the most of new innovations such as XYO, capitalizing on our head start from patents, our secret know-how and our ability to manufacture and implement XYO cost-effectively.

In fact, making our own branded products is our key revenue model. We have developed a plan to pursue this opportunity through designing, manufacturing, and distributing our own XYO branded line. This will include XYO branded balancers sold either as after-market add-ons for end-users or as major components supplied to industry, depending on the application. It will also include innovative, energy efficient XYO-branded products that are optimized around XYO balancers.

As a potential secondary revenue stream, we will continue to pursue sub-licensing opportunities, essentially selling a prototype, an engineering drawing, technical support and rights to use our intellectual property, however the XYO-branded strategy will better showcase the benefits provided by the XYO technology when it is implemented to its fullest potential, and will create revenue streams that can go on indefinitely. The inventive features and unique designs of many of the XYO-branded products may even prove to be eligible for new patent protection.

Examples of potential Best-in-Category Energy Efficient XYO Branded Products:

Low Hand-Arm Vibration Angle Grinders (partially funded in 2013 by application evaluation and development revenue)

We have conducted research and prototype development in pursuit of reducing the presence of hand-arm vibration emission in angle grinders, a versatile type of handheld power tool widely used in industry. Such vibration currently places workers at risk from vibration-related repetitive stress injuries, creating problems of liability and productivity for employers. Other than limiting hours of usage, there is currently no viable solution to minimize vibration to within safe exposure limits. Our goal is to produce a best-in-class XYO-branded angle grinder that exhibits the lowest vibration in the world. Through experimentation and prototyping we have identified a number of design variables that we believe we can radically modify in order to accomplish this. We have identified and are pursuing potential manufacturing and distribution partners with whom we can work to bring our designs to market.

Low-Vibration Motorcycle Engines (partially funded in 2012 by application evaluation revenue) The V-twin engines used in many cruiser-type motorcycles are characterized by high vibration that causes discomfort for the operator and wear-and-tear on components. We were engaged to conduct a prototype evaluation project examining various approaches to incorporating XYO balancing technology into engine components such as the crankshaft. Our goal is to optimize such applications and market them as XYO branded after-market products, and/or to motorcycle makers for implementation as factory-installed parts. To accomplish this, we will need to complete further engineering and testing, design marketable embodiments of XYO, and pursue distribution of XYO-branded motorcycle engine balancers.

Low-Maintenance Mud Decanting Centrifuges We have begun computational analysis of the balancing scenarios for mud centrifuges. A decanting centrifuge uses centrifugal force to separate solid materials from liquids that are mixed together in slurry, for example in oil and gas applications, or in wastewater and chemical treatment plants. Because any imbalance in the system can cause severe vibrations, centrifuge manufacturers have to balance the bowl and auger, which is an expensive and time-consuming process. Conventional static balancing prior to operation does not address imbalances that occur when solid particles in the slurry create additional imbalance in the system and increase vibration levels. Our goal is to partner with a centrifuge manufacturer and create a self-balancing centrifuge that will not need to be shut down so often for servicing.

Low-Maintenance Marine Propellers Ski- and wake- boat owners are familiar with the high cost of propeller maintenance, as unbalanced props lead to destructive, inefficient and uncomfortable vibration affecting the entire drive train. Even well-made propellers inevitably become out-of-balance because of accidental damage, residue buildup, and erosion from the micro-implosive impacts caused by cavitation at high RPMs. We have developed and are optimizing an after-market, shaft mounted XYO-branded boat prop balancer.

Long Battery Life Electric Trolling Motors We have experimented with the balancing of electric trolling motors, which depend on smooth operation for optimal battery life. We have developed a design and a manufacturing plan for a propeller with a built-in balancer, that can be sold in outdoor sporting goods outlets to end-users of trolling motors, as well as to trolling motor suppliers as a higher-end propeller option. We have also confirmed the feasibility of incorporating XYO into trolling motors’ electric armatures in order to prevent unbalance issues that are inherent in currently available designs. As a result we are in a position to develop a product line of self-balancing trolling motors that run smoother and have longer battery life than those currently on the market.

Energy Efficient Domestic Washing Machines (partially funded in 2013 by application evaluation and development revenue) We are creating an innovative, energy-efficient domestic washing machine that utilizes XYO. We have designed and plan to build and test a prototype. After optimizing the design for mass production, we will have to design and produce specialized plastic injection molds for certain components, and source contract manufacturers that can make the molds and produce and supply the washing machines. The machines will have certain features that will rely on programmed electronic components. We will identify and pursue procurement departments within various retail chains to secure orders for washing machines, in order to sell and distribute. We will have to finalize shipping and distribution channels, create an online store for direct sales to consumers of washing machines, and establish warranty and service location(s) and personnel.

Self-Balancing Spin Baskets for Domestic Washing Machines (partially funded in 2011 and 2013 by application evaluation and development revenue) Our prototype testing has established that XYO balancing is highly effective at reducing vibration in washing machines, when built into the spin basket assembly. Reduced vibration in washing machines means lower power consumption and higher RPMs, hence faster and more effective water extraction. We have investigated the washing machine parts manufacturing industry and are presently searching for joint venture partners capable of collaborating with us to certify, manufacture and market our designs. Washing machine manufacturers often source their spin basket components from such specialized manufacturers, and our XYO-balanced spin baskets can be designed as a value-added alternative, in form factors suitable for incorporation into washing machine manufacturers’ existing models.

Energy-Efficient High Performance Automotive Parts Perpetual has made a number of inroads to develop the energy-efficient high performance automotive parts segment. We launched and are expanding our high-performance automotive website, www.xyoracing.com, which includes an online store that features a number of aftermarket XYO balancers. We have networked with select contacts in conjunction with events such as the Specialty Equipment Market Association (SEMA) trade show in Las Vegas and at the Bonneville Salt Flats Speed Week, where we are represented by motorcycle and race car driver Carl Dilley, who has set a world land speed record there.

Self-Balancing Truck Wheels Unbalanced wheels cause pronounced vibration and even “hopping” in trucks, which is hard on drivers and cargo, and creates mechanical inefficiencies and fatigue in the drive train. Tire wear, buildup, rim damage, and manufacturing imperfections are some of the inevitable causes. Balancing by affixing weights to the wheel rim is labor intensive and does not address the constantly changing location and degree of unbalance. With XYO we believe it is possible to automatically and continuously balance the wheel during the life of the wheel, reducing the need for servicing. Our goal is to develop XYO balancer implementations either into the wheel rim itself, or as add-on accessories to conventional wheel rims.

Clutch Fans for Heavy Duty Diesel Trucks A clutch fan is mounted at the front of the engine and forces air through the radiator when the engine requires additional cooling. Debris coming through the front grill can cause buildup or pockmarks on blades of the fan, creating unbalance that results in harmful vibration that is transmitted into the rest of the engine. Furthermore, when the fan is engaged, it robs power from the drive train. For all of these reasons, the fan needs to be kept balanced and efficient. The conventional solution is to affix weights to the blades opposite “heavy” spots, which is labor intensive. Our prototype testing has demonstrated that XYO can accomplish the same thing, plus continually and automatically adjust itself while the engine is operating, throughout the life of the fan. Our goal is to optimize and market clutch fan balancers as add-on parts, and/or have them manufactured directly into the clutch fan hubs.

Drive Shafts for Long Haul Buses and Trucks The function of a drive shaft is to transmit torque and rotation from the engine to the wheels. A primary cause of vibration in drive shafts is mass imbalance due to manufacturing tolerances, material defects, and uneven welding, as well as to buildup, erosion and wear while on the road. Vibration represents wasted energy, and therefore a well-balanced, low-vibration drive shaft translates to better power transmission, quieter operation, better fuel efficiency, and less wear and tear on the drive shaft and adjoining parts. Our testing has demonstrated that incorporating XYO technology into draft shafts can reduce the need for costly precision in some conventional stages of the drive shaft’s manufacture, while resulting in a better-balanced, self re-balancing, end product that requires less servicing over time. We are looking for capable, innovative manufacturers to work with to optimize and implement XYO balancing into existing or new product designs.

Efficient, Low-Maintenance Oil Well Pumps (partially funded in 2013 by application evaluation revenue) Industrial pumps increase the flow of liquids such as crude oil, or a mix of oil and water, from a production well via artificial lift. They are used when there is insufficient pressure in the reservoir to lift the produced fluids to the surface, and also to increase the flow rate in naturally flowing wells. Vibration in a pump can result from the machine’s inherent imperfect balancing, which only worsens via damage, corrosion, buildup, and fluid load inconsistencies. We are designing XYO balancing solutions that can counterbalance the ever-changing unbalances, resulting in improved operating energy-efficiency and less downtime caused by wear and tear.

Drive Shaft and Generator Components for Wind Energy Installations (partially funded in 2013 by application evaluation revenue) We have confirmed the feasibility of incorporating XYO into drive shafts and the armatures of electric generators in order to prevent unbalance issues that are inherent in currently available designs in which wind-driven mechanical energy, that would otherwise be converted to electricity, is lost to vibration caused by unbalance. We aim to develop highly efficient components for implementation in wind energy installations.

Sources and Availability of Raw Materials

Because we will be working with established manufacturers to make products that are relatively commonplace except for the addition of our innovative XYO technology, there are no concerns about the sources and availability of raw materials. XYO balancers themselves can be made of materials that are abundantly available.

Dependence on One or a Few Major Customers

We do not intend to be dependent on one or a few major customers in the long term, however in the early stages of our manufacturing and sales activity, this may be the case.

Intellectual Property

We are investigating the potential to expand the catalog of patents and know-how that we have generated, acquired, or obtained the rights to, including the pursuit of patents for innovative features emerging in our product designs.

ETI License Agreement

XYO is a patented technology that we have licensed from ETI Technologies Inc. on an exclusive worldwide basis. The term of the License Agreement is from January 27, 2005 to the end of the life of the last existing XYO patent defined in the agreement, which is currently projected to be March 7, 2023.

Future patent applications regarding the XYO technology will be pursued in order to extend the patent protection component of this agreement and extend the term of the original agreement if possible. The territory of the Agreement is worldwide, and we have the right to manufacture or have manufactured, sell, and use, the products incorporating XYO (that is, XYO balancers and machines that use them), as well as to sub-license these rights to third parties. In consideration of the rights granted by this Agreement, Perpetual shall pay to ETI non-refundable royalties and annual license fees. ETI is a related party and the Agreement’s terms are not necessarily indicative of terms that might have been obtained from an unrelated party.

Royalties are calculated each January 31, equal to the greater of: a royalty of 2.5% on any revenue in the foregoing twelve months that Perpetual derived from the use, manufacture, sale, or sub-licensing of XYO or Products incorporating XYO during the Term of the Agreement; or minimum annual royalties due each January 31, escalating from zero to $125,000 in the Initial Five-Year Period Feb 2006 to Jan 2011, and subsequently $75,000 annually until the end of the term. Royalties shall be subject to 6% annual interest compounded quarterly, on outstanding balances after January 31, 2010.

Annual license fees are due each January 31, escalating from $25,000 to $90,000 from January 2005 to January 2010, and from $50,000 to $90,000 from January 2011 to January 2015, with no subsequent annual license fees. Annual license fees shall be subject to 6% annual interest compounded quarterly.

The License Agreement was modified by an Amendment and Waiver of Default effective July 31, 2010, in which ETI waived any rights to terminate the Agreement in the event of non-payment by Perpetual. It stated that the accumulating interest would be sufficient consideration for any growing balance resulting from Perpetual’s non-payment. In order to protect the rights of potential sub-licensees, and with the intent of preventing sub-licensee claims against Perpetual in the event of termination for any other material breach, it further stated that in the event of termination of the Agreement, ETI agrees to grandfather any and all agreements entered into by PI with respect to the manufacture or sublicense of XYO. All such agreements would be assigned to ETI as the licensor, and all terms and conditions would remain in effect and be completely honored by ETI. As of July 31, 2014, the cumulative balance owed by Perpetual was $962,140:

As at July 31, 2014
Royalty fees	$ 475,000
Royalty fee interest	93,263
Licensing fees	287,873
Licensing fee interest	106,004
Total	$ 962,140

Either Party may terminate this Agreement in the event that the other Party breaches a material condition other than non-payment by Perpetual, provided that the first Party gives written notice to the second Party of the breach. The second Party shall have thirty (30) days from receipt of such notice to correct the breach. In the event the breach is not remedied within this period, the first Party may, in its sole discretion, terminate this Agreement within a reasonable time after the expiry of the thirty (30) day period.

ETI Patents Expiration and Effect

Based on our latest analysis of ETI’s patent portfolio and the current patent laws in various countries, with respect to ETI’s patents as of the current date:

Year	Month	Number of Patents Expiring	Number of Patents Remaining
2014	August	1	31
2014	October	1	30
2015	January	1	29
2015	March	1	28
2015	May	16	12
2017	April	8	4
2019	September	1	3
2021	May	1	2
2022	July	1	1
2023	March	1	0

Any expiration of ETI’s patents or claims could adversely affect our business. However, with regard to the importance and effect of these patents, it is necessary to understand the structure of the Company’s intellectual property. Patents have been relied upon to discourage infringement during the research and development stage of the technology. In that sense we believe that the main purpose of the patents has been that they have served to provide the Company a head start against potential competitors. We also believe, based upon management’s knowledge and experience of dealing with the patents, that the information published in the patents in and of itself alone is not sufficient for a reader to engineer an effective implementation of the concepts. A significant body of unpublished know-how and trade secrets is closely held by the Company in order to mitigate the risk of competition that could arise from other parties’ reliance merely upon the information contained in the patents. The Company can derive revenue from sub-licensing its know-how without sub-licensing the rights to patents, or it can, as it has the right to do under the agreement, also sublicense the patents. The Company is increasingly focused on the marketing of not only its intellectual property, but also of finished commercial products through joint ventures in various industries.

Regulatory Environment

The company deals with government approvals, regulations, and environmental laws primarily by having a business model in which it is our contract manufacturers and our sublicensed customers who are ultimately responsible for their facilities’ and products’ compliance in the regions and markets of their expertise.

Research and Development

Our know-how regarding the design principles, production, and implementation of XYO balancing solutions is the result of many years of fundamental R&D. In the early years we carried out R&D work to refine our core know-how and other intellectual property, and optimized the implementation of XYO in certain applications. Some of these results are available to the public at our technical website, www.xyobalancer.com.

We have developed relationships with engineering support firms such as Vibranautics Inc. and Beaver Parts Ltd., and certain individual contractors, all of which/whom are Authorized XYO Specialists. Such relationships enable us to easily carry out prototyping, design and comparative testing, and to give accurate quotes on materials, assembly and manufacturing. As discussed further under the next heading, we are required under U.S. GAAP to treat Beaver as a related party for financial statement purposes. Beaver is not a related party for the purposes of Regulation S-K Item 404.

Each implementation of the XYO technology requires its own intensive prototype testing phase. However, the cost of these projects is typically borne in large part by customers who hope to obtain a sublicense for the technology, and we have not incurred substantial R&D costs during the last two fiscal years or the current year-to-date.

Our Employees

Currently we have two individuals providing primarily management and business administrative services:

Brent Bedford, Chairman, President and CEO, has an oral agreement under which he provides management services through an entity that he owns, Pulseman Inc. All of his time is spent on the Company, except that up to 20 hours per quarter is spent on his directorship of ETI Technologies Inc., Pulseman Inc., Shabu Shabu Shack Inc., and Graffiti Group Inc. He does not believe that this de minimus time spent each quarter detracts from his ability to devote essentially all of his time and efforts to the implementation of our business plan and in no way detracts from the development of our business.

Doug Greig, General Manager of Operations, has an oral agreement under which he provides management services through an entity that he owns, Blackbird Insight Inc. All of his time is spent on Perpetual and its business.

Both of them serve in the administration and business aspects of the company, although Mr. Bedford has significant knowledge of the engineering of the XYO technology.

Engineering and industrial research and development, design activities surrounding the development and implementation of the XYO technology in a variety of applications, as well as more recent testing, manufacturing planning and sales support have been provided by three individuals on an as-requested basis, including two highly qualified engineers from Vibranautics Inc. (also available to us on an individual contractor basis) and a marketing/engineering liaison at Beaver Parts Ltd. We have no formal contract or agreement with these entities and individuals; work is requested and invoiced on a monthly basis.

Regarding our relationship with Beaver Parts Ltd.:

Beaver is not a related party for the purposes of Regulation S-K Item 404. In making this determination we relied on the related party definition in the Instructions to Item 404(a).

Under U.S. GAAP, Beaver is deemed a related party for financial statement purposes because of our potential to have “significant influence” (but not, in GAAP parlance, “control”) over Beaver as a result of the large amount of debt owing from Beaver to us that is currently in default, and because of Beaver’s inability to repay that debt.

Also under U.S. GAAP, Beaver is categorized as a Variable Interest Entity (VIE). The importance of identifying Beaver as a VIE is that, if we were Beaver’s primary beneficiary, which we are not, then we would have needed to consolidate their financial statements with ours.

The term VIE is used by the United States Financial Accounting Standards Board to refer to an entity that meets one of the following requirements:

•

The reporting enterprise, its related entities, or both participate significantly in the design of the entity, and the entity is neither a joint venture nor a franchisee.

•

The entity is designed so that substantially all of its activities either involve or are conducted on behalf of the reporting entity or its related parties.

•

The reporting enterprise and its related parties provide more than half of the total equity, subordinated debt, and other forms of subordinated financial support to the entity based upon an analysis of the fair values of the interests in the entity.

•

The activities of the entity are primarily related to securitizations, other forms of asset-backed financing, or single-lessee leasing arrangements.

In our case, Beaver is considered a VIE because it meets the second and third of these conditions. Beaver, with the assistance of Perpetual, was manufacturing products using XYO technology. Both companies were working together to market the products. In this sense, although it has other operations as a landlord, general contractor, and prototyping service, Beaver was designed so that substantially all of its activities either involved or were conducted on behalf of Perpetual and our related parties. Substantially all of Beaver’s activities coincided with Perpetual’s activities. We and our related parties provided more than half of Beaver’s subordinated financial support. Beaver was funded entirely through loans: until January 1, 2010, we provided 100% of the financial support for Beaver, and after January 1, 2010, one of our shareholders began providing the financial support. We have no obligation to fund anything additional to Beaver nor do we have any controlling financial interest in Beaver, hence we are not the primary beneficiary for financial statement purposes.

To elaborate, we have an explicit variable interest arising from a loan from us to Beaver. The fair value of this loan varies depending on Beaver’s net assets, in other words the collectability of the loan. During the period January 25, 2005 (Inception) through January 1, 2010, we advanced operating funds to them so that they could research and develop products that feature XYO, and market these products. We advanced the funds in the form of an accumulating loan. The resulting $809,245 balance was not repaid to us, and at our July 31, 2010 year-end we wrote it off, deeming it to be uncollectable based on factors including Beaver’s financial condition and the absence of any guarantee or liquidation preference. As of the loan’s date of maturity, August 31, 2012, it was still in default and there is a risk that it may never be repaid. There was no carrying value recorded at July 31, 2014.

We have two other forms of involvement with Beaver that contribute to its categorization as a related party, even if by themselves they might not be sufficient to justify that categorization.

Subsequent to the loan write-off event, we continued to rent office space from Beaver under a lease that calls for $3,000 per month through March 31, 2015, but in lieu of paying cash for rent we booked interest income on the uncollectable loan. An additional payment of approximately $30,000 was received in the year ended July 31, 2012, which was also booked as interest income. Since February 2012, the Company’s rent obligations have been met by recording the amount of rent expense as interest income in lieu of cash outlay, and this arrangement may continue.  However, during the last six months of the year, the Company paid Beaver’s landlord (the landowner) and Beaver’s utilities providers directly for an approximately $33,300 portion of the back rent and back utilities owed by Beaver. The Company therefore booked $33,600 rent as paid in cash for the year. We believe Beaver will be able to continuing operating as our landlord, despite its financial health being too weak to repay the loan. If we have to find a new location, it is management’s belief that substitute office space can be obtained, on similar terms, without significant disruption to operations.

Also subsequent to the loan write-off event, we hired Beaver to perform marketing services. In the year ended July 31, 2014 the Company incurred marketing expenses totalling $2,402. The Company paid Beaver for the marketing services rather than offsetting the amounts owed to us. There was no balance owing to Beaver at July 31, 2014. There is a risk of Beaver becoming unable to provide marketing services because of its financial condition or other reasons. Our risk in this regard is mitigated by the more recent advent of Vibranautics, a company able to provide similar marketing services to those previously provided by Beaver, and manufacturing planning services that we might otherwise have relied upon Beaver for. Individuals from Vibranautics are also available to us as contractors independent of Vibranautics. Therefore it is management’s belief that our marketing and manufacturing planning efforts would not be adversely affected.

Board of Advisors

Emerging companies with limited resources must develop creative external support structures. With this in mind we have assembled a Board of Advisors, a formal network of people outside the Company who can help it the most. In addition to being an effective and diverse source of advice, ideas and opinions, the Board of Advisors can help set policy, serve as mentors, and assist with a variety of critical activities from time to time. The Board of Advisors provides advice, recommendations and guidance to the Company’s Board of Directors and management team, aiding in the establishment, growth, and profitability of the Company. The current members bring a variety of perspectives, such as business experience in various industries, finance industry expertise, advanced engineering knowledge in our field, international connections in regions of interest to us, and involvement in high performance motor sports.

Going Concern Qualification

Our lack of meaningful operating revenues, negative working capital, cash used in operations, and having an accumulated deficit to date, raise substantial doubt about our ability to continue as a going concern and our auditor has so indicated in our financial statements.

Reason for Going Public

We became a public company in the U.S. as an essential part of our business plan to increase our presence and profile in the U.S. and elsewhere in the world. We believe that by remaining a public company we can increase our visibility and prestige and thus grow our business faster than as a private company.

As of July 31, 2014 we had approximately $32,117 in cash in the bank. We anticipate that we will incur certain costs irrespective of our operational and business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be approximately $125,000 annually. We anticipate that we would incur approximately $900,000 in operational expenses during the next 12 months if we continue to implement our business plan at its current level, comprised of expenses related to continuing to conduct and participate in similar events and operational activities at the same rate as currently.

As we estimate our total need for funds for operations at our current level, including all expenses of remaining public and continuing operations at their current level in the next 12 months is within $1,000,000, we accordingly anticipate an average monthly burn rate of approximately $85,000 during the next 12 months to maintain operations at their current levels as well as pay costs associated with going and staying public. We do not believe that our current cash resources plus anticipated revenues during the next 12 months will be sufficient to meet these requirements.

We anticipate that funding will be provided by the sale of debt or equity securities, as described herein, as well as operational revenue. Management has made no commitment to provide and is not obligated to provide any additional funding.

For example, in October 2013, the Company entered into an unsecured debenture under which it borrowed $100,000 from a non-affiliated shareholder at an annual non compounding interest rate of 12%. Repayments were to be applied first to payment of principal and secondly to payment of interest. No maturity date was specified. Subsequent to the July 31, 2014 year end, this debenture was retired in full, with interest, via conversion to 370,000 shares of the Company at a fixed conversion rate of $0.30 per share. Accordingly, as of July 31, 2014, this amount has been classified on the balance sheet as a long term liability.

Also in October 2013, the Company was engaged by oral agreement by a customer entity owned by a non-affiliated shareholder, to carry out XYO development work in connection with the use of the XYO technology in wind-powered electricity generation, for a sum of $100,000 paid in full.

Subsequent to the July 31, 2014 year end, in September 2014, the following significant financing activities were set in motion:

•

The Company’s Board authorized a plan for the potential issuance of non-statutory stock options to independent contractors and consultants as well as to employees, in an aggregate quantity of up to 15% (as of October 29, 2014, 5,102,775 Shares) of the issued and outstanding total at the time of any grant. 302,775 shares of the authorized total are as yet not granted. Options have been granted to purchase a total of 4,800,000 shares at $0.30 per Share. No options had previously been granted. The terms, prices, and quantities of any future grants are to be determined.

•

The Board authorized the Company’s Chairman, President and CEO to enter the Company into various convertible notes for the purposes of (1) retiring existing debts and (2) taking on new debts for services rendered. The conversion basis is set at $0.30 per share, up to an aggregate total of 8,000,000 shares, hence a total potential value of $2,400,000. Such notes have been entered into with various parties for a total principal value convertible to 6,216,000 shares before accrual of interest (rounded up to the nearest 1,000 shares for each holder). Notes for the remaining authorized 1,784,000 shares have not been entered into. The notes do not specify any repayment term, have an interest rate of 8%, and do not involve any collateral; accordingly they are considered short term liabilities.

•

The Company began the pursuit of additional financing in the form of a private offering in accordance with Regulation D under the Securities Act and subject to the terms of an appropriate private placement memorandum. Said offering is for the sale of a maximum of 4,800,000 shares of the Company’s $0.001 par value common stock at a price per share of $0.75, for a maximum offering amount of $3,600,000. There is no minimum offering and no provision to return or escrow investor funds if any minimum number of shares is not sold. The minimum investment established per investor is $15,000, unless such minimum is waived in the Company’s sole discretion. This offering is restricted to Accredited Investors. No funds have been accepted in relation to said offering.

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

We estimate that we will need up to an additional $3,000,000 to support the implementation of our business plan at the level described in the table above. If we do not generate sufficient cash flow from operations in excess of the amount necessary to maintain operations at their current levels as well as pay costs associated with going and staying public as described in the table above, we may have to raise additional capital to finance activities desired to support the implementation of our business plan. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution of stockholders’ interests.

Failure to secure any necessary financing in a timely manner and on favorable terms could hinder or delay our desired activities to support the implementation of our business plan. Except as set forth above, we do not have any plans or specific agreements for new sources of funding or any planned material acquisitions.

ITEM 1A. RISK FACTORS.

Not applicable. Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable. Companies that are not an accelerated filer or a large accelerated filer are not required to provide the information required by this item.

ITEM 2. PROPERTIES

There is a Lease Agreement between related party Beaver Parts Ltd. (the "Landlord") and Perpetual Industries Inc. (the “Tenant”) effective January 25, 2013 for our offices at 4009 - 4th Street SE, Calgary, Alberta, Canada T2G 2W4.

•

Number of Square Feet: total approx. 3,000 square feet

•

Term of Lease: renewable March 31, 2015

•

Monthly Rental: Canadian $3,000 including utilities and sales tax.

The property is adequate for our current needs. We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Penny Stock Considerations

Our shares will be "penny stocks", as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Thus, our shares will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.

In addition, under the penny stock regulations, the broker-dealer is required to:

•

Deliver prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market, and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

OTC Markets Qualification for Quotation

To have our shares of Common Stock appear on the OTC Markets, we engaged a FINRA Market Maker to file our application on Form 211 with FINRA, and received a trading symbol (PRPI) on the OTC Markets, allowing sales of our Common Stock under Rule 144. We are eligible for DTCC (Depository Trust & Clearing Corporation) processing, and are applying for DRS (Direct Registration System) and DWAC (Deposit/Withdrawal at Custodian) access, to enable electronic trading.

Sales of our Common Stock Under Rule 144

As of July 31, 2014, there were 20,297,000 shares of our common stock held by non-affiliates. Included in these non-affiliate shares are 902,000 shares, which, along with another 12,825,000 shares held by affiliates, are defined under Rule 144 of the Securities Act of 1933 as restricted securities. 19,395,000 of our shares held by non-affiliates and none of the shares held by management and their affiliates were registered via a registration statement on Form S-1. All of the remaining shares will be subject to the resale restrictions of Rule 144. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Holders

As of the date of this filing, we had 176 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Reports to Shareholders

On July 15, 2014, we voluntarily filed a registration statement on Form 8-A, which subjects us to all of the reporting requirements of the 1934 Act. It requires us to file quarterly and annual reports with the SEC and subjects us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders are required to submit reports to the SEC on their stock ownership and stock trading activity.

Where You Can Find Additional Information

We have filed with the Securities and Exchange Commission a registration statement on Form S-1, as well as subsequent continuous disclosures on various forms such as Form 10-Q. For further information about us and the shares of common stock to be sold in the offering, please refer to those forms and the exhibits and schedules thereto. The forms and exhibits may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC's Public Reference Room at 100 F St., N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The registration statement and other information filed with the SEC are also available at the web site maintained by the SEC at http://www.sec.gov.

Recent Sales of Unregistered Securities.

In connection with the following transactions, although all of the U.S. investors were accredited, we provided the following to all investors:

•

Access to all our books and records.

•

Access to all material contracts and documents relating to our operations.

•

The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

We relied upon Section 4(2) of the Securities Act of 1933, as amended, for issuances to U.S. citizens or residents; and upon Regulation S of the Securities Act of 1933, as amended, for issuances to non-U.S. citizens or residents.

The following breakdown includes selling shareholders and non-registering affiliates.

All of the shares referred to below are Class A Common Stock.

Shares Issued for Cash, Via Warrant Exercise

YE July 31, 2014: On various dates, 602,000 shares of Class A common stock were sold via warrant exercise for $240,800 cash at a price per share of $0.40 to 5 individuals:

Name	Date Cash Received	Date of Issuance	Shares	Issue Price
Toonvox	February 4, 2014	February 4, 2014	27,000	$0.400
Craig Dansereau	February 14, 2014	February 14, 2014	100,000	$0.400
George Trehas	March 31, 2014	March 31, 2014	125,000	$0.400
Kerry Russell	May 20, 2014	May 20, 2014	335,000	$0.400
Patricia Newton	June 14, 2014	June 14, 2014	15,000	$0.400

Matching Warrants Issued in Conjunction with Shares Issued for Cash

YE July 31, 2014: On August 15, 2013, a number of expired warrants were reissued such that they are exercisable from August 15, 2013 to August 15, 2015. Warrants for 2,069,000 shares were issued to 31 individuals, in conjunction with shares issued for cash at a share price of $0.30, the warrants being exercisable in months 1-12 at $0.40, months 13-18 at $0.50, and months 19-24 at $0.60. A detailed list of these warrant holders was disclosed in the amended registration statement on Form S-1/A filed December 19, 2013.

Shares Issued for Services

YE July 31, 2014: On February 4, 2014, 50,000 vested shares of Class A common stock were issued to the Company’s transfer agent, having a fair value of $15,000, based on a share price of $0.30:

Name	Date of Issuance	Shares	Issue Price
Island Stock Transfer	February 4, 2014	50,000	$0.300

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable. Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2014 AND 2013

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the other sections of this Annual Report, including our financial statements and related notes set forth in Item 8. This discussion and analysis contains forward-looking statements, including information about possible or assumed results of our financial condition, operations, plans, objectives and performance that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Results of Operations

Revenue

We obtain revenue in several ways: agent fees, application evaluation and development projects, licensing, royalties from licensees, and the sale of our own products. This year, we have continued to execute, or prepare to execute, the following types of activities:

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

For the year ended July 31, 2014, we had $157,212 in revenues, all of which was derived from application evaluation and development projects. Revenue in the year ended July 31, 2014 was up 71% compared to the year ended July 31, 2013, as we continued to develop and market our technology in additional industries.

	Year Ended July 31, 2014	Year Ended July 31, 2013
Revenue	$157,212	$92,024

In the year ended July 31, 2014, the following customers owned by non-affiliated shareholders accounted for the following amounts and percentages of our total revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
DMC	$23,775	15%
ZAR Corp.	$33,437	21%
Windage Energy Inc.	$100,000	64%
Total	$157,212	100%

We have no agreements with these customers, who purchase from us on a purchase order type basis only.

Expenses

Our expenses for the years ended July 31, 2014 and 2013 are shown in the table below. Advertising and Marketing expense fell by 58% in the year ended July 31, 2014, when compared to the year ended July 31, 2013, as a result of there being fewer product design and commercialization planning activities such as the creation of prototypes for use in selling and marketing. Management fees declined by 13% in the year ended July 31, 2014, when compared to the year ended July 31, 2013, as a result of headcount reductions for management. Travel expenses declined by 34% as a result of changing patterns of travel. License and Royalty fees increased in the year ended July 31, 2014, when compared to the year ended July 31, 2013, from $140,000 to $150,000. The increase is due to the variable annual amounts payable under the agreement with patent holder ETI. Professional fees declined by 21% in the year ended July 31, 2014, when compared to the year ended July 31, 2013, as a result of differing patterns of engagement.

	Year Ended July 31, 2014	Year Ended July 31, 2013
Advertising and Marketing	$84,912	$202,008
Travel	$39,243	$59,181
Management Fees	$157,893	$182,165
License and Royalty Fees	$150,000	$140,000
Professional Fees	$120,368	$152,368
Other	$103,783	$139,333
Total Expenses	$656,199	$875,055

For the upcoming year, we plan to keep operating expenses around the same level as for the year ended July 31, 2014. However, we expect professional fees to increase substantially due to compliance and governance costs related to being a public company.

Notes regarding management fees:

During the years ended July 31, 2014 and 2013, the Company paid certain entities owned by members of management for management services rendered. The Company has not made payments against management fees that have been accruing in recent months. As of July 31, 2014, the Company had not paid the president's entity for approximately 11 months of management fees, approximately $102,000, and the Company had not paid the general manager of operations' entity for approximately 13 months of management fees, approximately $48,000.

Notes regarding warrants:

Our derivative liability, which had arisen from share purchase warrants that were issued as part of common share issuances for cash, decreased to zero during the year ended July 31, 2013, because all of the warrants with derivative features expired. Derivative income was $0 and $587,531 in the years ended July 31, 2014 and 2013, respectively.

Warrants were re-issued without derivative features during the years ended July 31, 2014 and 2013, and as a result we report a Warrant Issuance Expense of $184,408 and $1,069,816, respectively.

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

Net Loss

We incurred net losses for the years ended July 31, 2014 and 2013 amounting to $746,933 and $1,276,285, respectively.

Notes regarding impact of warrants on Net Loss:

Warrant Issuance Expense and Derivative Income are non-cash expenses that have a significant effect on the Net Loss figure. However, under Generally Accepted Accounting Principles regarding the valuation of different types of share purchase warrants, we are required to record these non-cash expenses on our financial statements. Without them, the net loss for the years ended July 31, 2014 and 2013 would have been $562,525 and $794,000 respectively.

Because of the potential for misinterpretation of the Statements of Operations in this regard, we draw the reader’s attention alternatively to the Statements of Cash Flows line item “Net cash flows (used) provided in operating activities,” which removes the effect of non-cash items and shows that operations consumed approximately $339,031 in cash during the year ended July 31, 2014, versus approximately $393,792 in the year ended July 31, 2013.

Going Concern Qualification

Our lack of meaningful operating revenues, negative working capital, cash used in operations, and having an accumulated deficit to date, raise substantial doubt about our ability to continue as a going concern and our auditor has so indicated in our financial statements.

Liquidity and Capital Resources

We have executed or prepared to execute the types of activities described in “Revenue Recognition” above.

We anticipate that we will incur certain costs irrespective of our operational and business development activities, including bank service fees and those costs associated with SEC requirements associated with remaining public, estimated to be $125,000 annually. We anticipate that we would incur approximately $900,000 in operational expenses during the next 12 months if we continue to implement our business plan at its current level, comprised of expenses related to continuing to conduct and participate in similar events and operational activities at the same rate as currently. As we estimate our total need for funds for operations at our current level, including all expense of staying public and continuing operations at their current level in the next 12 months is within $1,000,000, we accordingly anticipate an average monthly burn rate of approximately $85,000 during the next 12 months to maintain operations at their current levels as well as pay costs associated with going and staying public. We do not believe that our current cash resources plus anticipated revenues during the next 12 months will be sufficient to meet these requirements. We anticipate that funding will be provided by the sale of debt or equity securities, as described herein, as well as operational revenue. Management has made no commitment to provide and is not obligated to provide any additional funding.

In October 2013, the Company entered into an unsecured debenture under which it borrowed $100,000 from a non-affiliated shareholder at an annual non compounding interest rate of 12%. Repayments were to be applied first to payment of principal and secondly to payment of interest. No maturity date was specified. Subsequent to the July 31, 2014 year end, this debenture was retired in full, with interest, via conversion to 370,000 shares of the Company at a fixed conversion rate of $0.30 per share. Accordingly, as of July 31, 2014, this amount has been classified on the balance sheet as a long term liability.

Also in October 2013, the Company was engaged by oral agreement by a customer entity owned by a non-affiliated shareholder, to carry out XYO development work in connection with the use of the XYO technology in wind-powered electricity generation, for a sum of $100,000 paid in full.

Subsequent to the July 31, 2014 year end, in September 2014, the following significant financing activities were set in motion:

•

The Company’s Board authorized a plan for the potential issuance of non-statutory stock options to independent contractors and consultants as well as to employees, in an aggregate quantity of up to 15% (as of October 29, 2014, 5,102,775 Shares) of the issued and outstanding total at the time of any grant. 302,775 shares of the authorized total are as yet not granted. Options have been granted to purchase a total of 4,800,000 shares at $0.30 per Share. No options had previously been granted. The terms, prices, and quantities of any future grants are to be determined.

•

The Board authorized the Company’s Chairman, President and CEO to enter the Company into various convertible notes for the purposes of (1) retiring existing debts and (2) taking on new debts for services rendered. The conversion basis is set at $0.30 per share, up to an aggregate total of 8,000,000 shares, hence a total potential value of $2,400,000. Such notes have been entered into with various parties for a total principal value convertible to 6,216,000 shares before accrual of interest (rounded up to the nearest 1,000 shares for each holder). Notes for the remaining authorized 1,784,000 shares have not been entered into. The notes do not specify any repayment term, have an interest rate of 8%, and do not involve any collateral; accordingly they are considered short term liabilities.

•

The Company began the pursuit of additional financing in the form of a private offering in accordance with Regulation D under the Securities Act and subject to the terms of an appropriate private placement memorandum. Said offering is for the sale of a maximum of 4,800,000 shares of the Company’s $0.001 par value common stock at a price per share of $0.75, for a maximum offering amount of $3,600,000. There is no minimum offering and no provision to return or escrow investor funds if any minimum number of shares is not sold. The minimum investment established per investor is $15,000, unless such minimum is waived in the Company’s sole discretion. This offering is restricted to Accredited Investors. No funds have been accepted in relation to said offering.

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

We estimate that we will need up to an additional $3,000,000 to support the implementation of our business plan at the level described in the table above. If we do not generate sufficient cash flow from operations in excess of the amount necessary to maintain operations at their current levels as well as pay costs associated with going and staying public as described in the table above, we may have to raise additional capital to finance activities desired to support the implementation of our business plan. Any such financing could be difficult to obtain or only available on unattractive terms and could result in significant dilution of stockholders’ interests.

Failure to secure any necessary financing in a timely manner and on favorable terms could hinder or delay our desired activities to support the implementation of our business plan. Except as set forth above, we do not have any plans or specific agreements for new sources of funding or any planned material acquisitions.

The fact that we have not commenced our planned principal operations raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

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

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist mainly of accounts receivable. Accounts receivable consist of receivables from revenue earned for entering into license agreements and prototype evaluation agreements with potential licensees.

The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts is not considered necessary at July 31, 2014 and 2013. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

Warrant Valuation

Fair value is estimated using the Black-Scholes option valuation technique, utilizing Level II inputs. The observable inputs include the exercise price of the warrants, the treasury yield curve, the Company’s common stock price and the expected volatility, which is based on the average volatilities of five similar public entities. Option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which historically have high volatility.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, there is a fixed or determinable sales price, and collectability is reasonably assured. Deferred revenue arises from amounts received from potential and actual licensees prior to services being provided and is being amortized to income as it is earned. Certain of these revenues are categorized as noncurrent due to the length of the contract.

 New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3b: Significant Accounting Polices: Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable. Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

Perpetual Industries Inc.

Contents

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets as of July 31, 2014 and 2013

Statements of Changes in Stockholders' Equity (Deficit) for Years Ended July 31, 2014 and 2013

Statements of Operations for Years Ended July 31, 2014 and 2013

Statements of Cash Flows for Years Ended July 31, 2014 and 2013

Notes to Financial Statements

Report Of Independent Registered Public Accounting Firm

To the Board of Directors of:

Perpetual Industries Inc.

Calgary, Alberta

We have audited the accompanying balance sheets of Perpetual Industries Inc. as of July 31, 2014 and 2013, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended July 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Perpetual Industries Inc. as of July 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended July 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not commenced its planned principal operations, has negative working capital, has cash used in operations of $339,031 for the year ended July 31, 2014, and has an accumulated deficit, i.e. an overall loss since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Warren Averett, LLC

Warren Averett, LLC

Tampa, Florida

November 12, 2014

Perpetual Industries Inc.

Balance Sheets

	July 31, 2014	July 31, 2013
Assets
Current Assets
Cash	$ 32,117	$ 30,348
Accounts Receivable	535	535
Total current assets	32,652	30,883
Equipment, Net of Accumulated Depreciation	3,406	5,150
Total assets	$ 36,058	$ 36,033
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable (including related party balances of approximately $150,000 and $123,000 at July 31, 2014 and 2013 respectively)	$ 151,653	$ 134,649
Accrued expenses (including related party balances of approximately $1,113,000 and $930,000 at July 31, 2014 and 2013 respectively)	1,330,140	1,125,052
Deferred revenue	-	23,775
Other current liabilities	64,016	65,583
Total current liabilities	1,545,809	1,349,059
Long Term Liabilities	110,000	-
Total liabilities	1,655,809	1,349,059
Stockholders' Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 33,122,000 and 32,470,000 shares issued and outstanding at July 31, 2014 and 2013, respectively.	33,123	32,471
Capital in excess of par value	5,045,258	4,605,702
Accumulated Deficit	(6,698,132)	(5,951,199)
Total stockholders' equity (deficit)	(1,619,751)	(1,313,026)
Total liabilities and stockholders' equity (deficit)	$ 36,058	$ 36,033

The accompanying notes are an integral part of the financial statements.

 Perpetual Industries Inc.

Statements of Operations

	Year Ended July 31,
	2014	2013
Revenues	$ 157,212	$ 92,024
Operating Expenses
Related party expenses	(345,926)	(524,761)
Other operating expenses	(310,273)	(350,294)
Total operating expenses	(656,199)	(875,055)
Operating loss	(498,987)	(783,031)
Other Income (Expense)
Interest income, related party	(906)	35,771
Interest expense, related party	(52,525)	(41,949)
Interest expense, non-related party	(4,933)	-
Warrant issuance expense	(184,408)	(1,069,816)
Derivative income	-	587,531
Other	(5,174)	(4,791)
Net Loss	(746,933)	(1,276,285)
Basic and Diluted Loss Per Share	$ (0.02)	$ (0.04)
Basic and Diluted Weighted Average Common Shares Outstanding	32,660,696	30,648,763

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

Statements of Changes in Stockholders' Equity (Deficit)

	Common Stock Shares	Common Stock Amount	Capital In Excess Of Par Value	Common Stock Payable	Accumulated Deficit	Total
Balance, July 31, 2012	29,251,500	$ 29,252	$ 2,548,555	$ 638,400	$ (4,674,914)	$ (1,458,707)
Common stock repurchased and cancelled	(20,000)	(20)	(5,980)	-	-	(6,000)
Cash received for common stock payable, at $.30	-	-	-	210,000	-	210,000
Shares issued in satisfaction of common stock payable	2,828,000	2,828	845,572	(848,400)	-	-
Shares issued for compensation to securities attorney at $.30	160,500	161	47,989	-	-	48,150
Shares issued via warrant exercise at $.40	250,000	250	99,750	-	-	100,000
Warrants issued			1,069,816			1,069,816
Net loss for the year					(1,276,285)	(1,276,285)
Balance, July 31, 2013	32,470,000	$ 32,471	$ 4,605,702	$ -	$ (5,951,199)	$ (1,313,026)
Warrants issued	-	-	184,408	-	-	184,408
Shares issued for compensation to transfer agent at $.30	50,000	50	14,950	-	-	15,000
Shares issued via warrant exercise at $.40	602,000	602	240,198	-	-	240,800
Net loss for the year	-	-	-	-	(746,933)	(746,933)
Balance, July 31, 2014	33,122,000	$ 33,123	$ 5,045,258	$ -	$ (6,698,132)	$ (1,619,751)

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

Statements of Cash Flows

	Year Ended July 31,
	2014	2013
Cash flows from operating activities
Net Loss	$ (746,933)	$ (1,276,285)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation	1,743	4,579
Issuance of warrants	184,408	1,069,816
Change in fair value of derivative liability	-	(587,531)
Stock compensation	15,000	48,150
Decrease (Increase) in:
Accounts receivable	-	19,938
Increase (Decrease) in:
Accounts payable	26,999	62,928
Accrued expenses	205,087	242,396
Deferred revenue – current	(23,775)	17,453
Other liabilities	(1,560)	4,764
Net cash flows used in operating activities	(339,031)	(393,792)

Cash flows provided by financing activities
Proceeds from notes payable	100,000	-
Proceeds from increases to common stock payable	-	210,000
Proceeds from exercise of warrants	240,800	-
Repurchase and cancellation of common stock	-	(6,000)
Net cash flows provided by financing activities	340,800	204,000

Net change in cash	1,769	(189,792)
Cash, beginning of period	30,348	220,140
Cash, end of period	$ 32,117	$ 30,348

Supplemental Disclosures of Cash Flow Information

The Company has not paid any income taxes or interest since its inception. See the accompanying notes.

Non-cash Investing and Financing Activities

The Company issued shares of common stock in satisfaction of stock payable as follows:

Year ended July 31, 2014	-	-
Year ended July 31, 2013	2,828,000 shares	$848,400

The Company issued common stock, via warrant exercise, in satisfaction of deferred revenues, as follows:

Year ended July 31, 2014	-	-
Year ended July 31, 2013	250,000 shares	$100,000

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

Notes to Financial Statements

Years Ended July 31, 2014 and 2013

Note 1- Basis of Presentation and Background Information

Nature of Operations

Perpetual Industries Inc. (the “Company”) was incorporated under the laws of Nevada in January 2005. The Company coordinates research and development activities aimed at bringing new technology to market. At present, the Company's feature technology is the internationally patented XYO mechanical balancing system (“XYO”). On January 26, 2005, the Company acquired a license from a related party for the worldwide, exclusive right to manufacture or have manufactured, sell, and use the products incorporating XYO, and to sublicense these rights to third parties.

The Company has not commenced its principal operations, and its present condition is characterized by significant expenditures on obtaining the rights to XYO, on preliminary sublicensing and marketing efforts, and on coordinating the development of products that contain XYO. The accompanying financial statements do not reflect the Company's planned principal operations, in which the focus is intended to continue to shift more heavily onto the sublicensing, manufacturing, and marketing of XYO, and to diversification into other technologies.

The Company's corporate office is located in Calgary, Alberta.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has negative working capital, has cash used in operations of $339,031 for the year ended July 31, 2014, and an accumulated deficit, i.e. an overall loss since inception. While the Company’s current principal business activities are to coordinate the research and development of products that feature the internationally patented XYO mechanical balancing system and to market these products, there can be no assurance that the Company will be able to successfully develop or operate a business using this concept.

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

Note 3a - Summary of Significant Accounting Policies

Cash

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist mainly of accounts receivable. Accounts receivable consist of receivables from revenue earned for entering into license agreements and prototype evaluation agreements with potential licensees.

The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts is not considered necessary at July 31, 2014 and 2013. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

Loan Receivable

Loan receivable is stated at the unpaid principal balance, less an allowance for loan losses. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. The Company records an allowance for loan losses to allow for any amounts that may not be recoverable, which is based on the Company’s evaluation of the collectability of the loan including current economic conditions and adverse situations that may affect the borrower’s ability to repay. An allowance for uncollectible interest is established by a charge to interest income. Based on management’s review of loan and interest receivable, an allowance for loan and interest losses was considered necessary at July 31, 2010 for $809,245. The carrying balance of the loan receivable net of allowance was zero at July 31, 2014 and 2013.

Fair Value of Financial Instruments

The fair value of financial instruments classified as current liabilities, including accounts payable, accrued expenses and other current liabilities approximate carrying value, principally because of the short maturity of those items. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level I—Unadjusted quoted prices in active markets for identical assets or liabilities;

Level II—Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level III—Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s derivative financial instruments consist of warrants, which are recorded in the accompanying balance sheets at fair value. Fair value is estimated using the Black-Scholes option valuation technique, utilizing Level II inputs. The observable inputs include the exercise price of the warrants, the treasury yield curve, the Company’s common stock price and the expected volatility, which is based on the average volatilities of five similar public entities. Option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which historically have high volatility. Gains or losses resulting from changes in the fair value of derivative financial instruments are included in derivative income (expense) in the accompanying statements of operations.

Income Taxes

Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax laws and rates is recognized as income in the period that included the enactment date.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740-10, “Uncertainty in Income Taxes” (“ASC Topic 740-10”). The Company has not recognized a liability as a result of the implementation of ASC Topic 740-10.

A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at July 31, 2014 and 2013 and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC Topic 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to the unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for all tax years since Inception.

The Company has not filed any U.S. or Canadian income or other tax returns. Had the returns been filed there would be taxable losses and tax losses available to offset future taxable income. The Company has not determined the amount of the potential benefits for these tax losses, because at this time it is more likely than not that the benefits will not be realized. See further comments in Note 10.

Equipment

Equipment is recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from three to five years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation expense for the years ended July 31, 2014 and 2013 amounted to approximately $1,700 and $4,600, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets or asset groups whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related assets were to exceed the undiscounted future cash flows of the assets, the carrying amount would be reduced to the present value of their expected future cash flows and an impairment loss would be recognized. There have been no impairment losses in any of the periods presented.

Advertising and Marketing

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses for the years ended July 31, 2014 and 2013 were approximately $84,900 and $202,000, respectively.

Foreign Currencies

The Company determined that its functional currency is the United States dollar since the U.S. dollar is the currency of the environment in which the Company primarily generates and expends cash. Foreign currency transaction gains and losses represent gains and losses resulting from transactions entered into in a currency other than the functional currency of the Company. These transaction gains and losses are included in results of operations, and total losses of approximately $5,200 and $4,800 for the years ended July 31, 2014 and 2013, respectively.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, there is a fixed or determinable sales price, and collectability is reasonably assured. Deferred revenue arises from amounts received from potential and actual licensees prior to services being provided and is being amortized to income as it is earned. Certain of these revenues are categorized as noncurrent due to the length of the contract.

Loss Per Share

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

Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculations. Common stock warrants to purchase 15,907,500 and 14,440,500 shares of common stock for the years ended July 31, 2014 and 2013, respectively, were not included in the computation of diluted weighted average common shares outstanding.

Stock

The Company issues shares of its common stock in tranches once the Board of Directors accepts the tranche of stock subscribers. During the years ended July 31, 2014 and 2013, 652,000 and 3,218,500 shares, respectively, were issued for cash or services received. There was no common stock payable as of July 31, 2014 and 2013.

Note 3b - Impact of Recently Issued Accounting Standards

Other than as listed below, we do not believe that any accounting pronouncements recently issued by the FASB, the AICPA, and the SEC, would if adopted have a material effect on our present or future financial statements.

Accounting Standards Update No. 2014-09

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09").  The new standard will supersede nearly all existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, the standard creates a five step model that requires a company to exercise judgment when considering the terms of the contracts and all relevant facts and circumstances. The five steps require a company to identify customer contracts, identify the separate performance obligations, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each performance obligation is satisfied. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. The standard allows for either full retrospective adoption, where the standard is applied to all periods presented, or modified retrospective adoption where the standard is applied only to the most current period presented in the financial statements. Early adoption is not permitted. The Company is currently evaluating the impact of this standard on the Company's results of operations and financial position.

Accounting Standards Update No. 2014-10

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”.  This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required.  The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted.  The Company has evaluated this ASU and determined that we will early adopt beginning with the year ending July 31, 2014.

Accounting Standards Update No. 2014-15

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.

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

Note 4 - Loan Receivable and Lease Obligation

During the period January 25, 2005 (Inception) through January 1, 2010, the Company advanced funds to a limited liability company that has been identified as a Variable Interest Entity (“VIE”). These funds supported the operations of this VIE, which are to research and develop products that feature XYO and to market these products. The Company holds a note for these advances and the uncollected interest due, which calls for 9% interest per annum and has a maturity date of August 31, 2012 and is currently in default. In addition to the advancement of funds, the Company continues to have two other forms of involvement with the above VIE. The Company incurred marketing expenses for the years ended July 31, 2014 and 2013 totalling approximately $2,400 and $158,200, respectively, for services performed by the VIE. In this regard there was no balance owing to the VIE at July 31, 2014 and 2013. The Company also leases its offices from the above VIE. The terms of the lease call for monthly rent of $3,000 through March 31, 2015. The Company’s involvement with this VIE is limited to the aforementioned transactions.

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

The maximum exposure to loss from this variable interest is limited to the collection of the loan receivable. The Company’s variable interest in the VIE amounted to $809,245 as of July 31, 2010 prior to the establishment of a full allowance on that date. Factors considered in establishing the allowance included the current financial condition of the VIE coupled with the fact that the loan is not guaranteed and has no liquidation preference. The carrying amounts on the balance sheets as of July 31, 2014 and 2013 are zero, net of allowances.

Total rent expense for the years ended July 31, 2014 and 2013 was approximately $33,600 and $35,800, respectively. The future rent obligations under this lease will require approximately $24,000 for the year ended July 31, 2015. Since February 2012, the Company’s rent obligations have been met by recording the amount of rent expense as interest income in lieu of cash outlay, and this arrangement may continue.  However, during the last six months of the year, the Company paid the VIE’s landlord (the landowner) and the VIE’s utilities providers directly for an approximately $33,300 portion of the back rent and back utilities owed by the VIE. The Company therefore booked $33,600 rent as paid in cash for the year.

Note 5 - Derivative Instruments (Warrants)

The following table summarizes fair value measurements at July 31, 2014 and 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Derivative liabilities, July 31, 2014	$ —	$ —	$ —	$ —
Derivative liabilities, July 31, 2013	$ —	$ —	$ —	$ —

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

As at July 31, 2014, no warrants with derivative features were outstanding. The Company estimated the fair value of the warrants that were outstanding at July 31, 2013 using the Black-Scholes option pricing model with the following assumptions:

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

The following summarizes information about warrants with derivative features outstanding as of July 31, 2013:

Exercise Price	Number of Warrants	Remaining Life
$0.30	2,069,000	0.04 Years

The issuance of the above warrants resulted in a derivative liability that required re-measurement each reporting period. The following is a reconciliation of the derivative liability for the years ended July 31, 2014 and 2013:

Balance as at July 31, 2012	587,531
Decrease in value, year ended July 31, 2013	(587,531)
$ -

As disclosed earlier in this Note, the exercise prices of the warrants with derivative features escalate over a period of two years. The following is a reconciliation of the number and weighted-average exercise prices for the warrants with derivative features, for the years ended July 31, 2014 and 2013:

	Warrants with Derivative Features
	Number of Shares	Weighted Average Exercise Prices ($)
Outstanding, July 31, 2012	13,951,500	0.30
Granted	-	-
Exercised	-	-
Expired/Cancelled	11,882,500	0.30
Outstanding, July 31, 2013	2,069,000	0.30
Granted	-	-
Exercised	-	-
Expired/Cancelled	2,069,000	0.30
Outstanding, July 31, 2014	-	-

Note 6 – Non-Derivative Warrants

In the years ended July 31, 2014 and 2013, the Company issued 2,069,000 and 14,440,500 non-derivative warrants in connection with previous issuances of 2,069,000 and 14,440,500 shares of common stock, respectively. These warrants vest immediately upon grant date and have a two year exercise period. The warrants have fixed escalating exercise prices based on time elapsed from the date of grant, ranging from $0.30 to $0.50 per share for subscriptions before March 14, 2007, and from $0.40 to $0.60 per share for subscriptions after that date. The Company recorded $184,408 and $1,069,816 of expense, respectively, associated with these warrants at the time of issuance.

The warrants were issued with an adjustment provision whereby the exercise price would be adjusted in the event of any of the following: the Company's shares of common stock outstanding are subdivided into greater or consolidated into fewer shares, or in the case of any capital reorganization.

The following is a reconciliation of the number and weighted-average exercise prices for the warrants with non-derivative features:

	Warrants
	Number of Shares	Weighted Average Exercise Price ($)
Outstanding July 31, 2012	-	-
Granted in year ended July 31, 2013	14,690,500	0.38
Exercised in year ended July 31, 2013	(250,000)	0.40
Outstanding, July 31, 2013	14,440,500	0.38
Granted August 15, 2013	2,069,000	0.40
Exercised in year ended July 31, 2014	(602,000)	0.40
Outstanding, July 31, 2014	15,907,500	0.47

The following summarizes information about warrants with non-derivative features outstanding as of July 31, 2014:

Exercise Price	Number of Warrants	Remaining Life
$0.50	2,451,000	0.54 Years
$0.40	2,562,500	0.87 Years
$0.50	8,825,000	0.87 Years
$0.40	2,069,000	1.04 Years

The Company estimated the fair value of the warrants issued during the periods using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31, 2014	Year Ended July 31, 2013
Expected life (in years)	2	2
Expected dividend yield (%)	0.00	0.00
Expected volatility (%)	81.3	79.7
Risk free interest rate (%)	0.36	0.33

Note 7 – Equipment

Equipment consists of the following:

	2014	2013
Computer hardware	$27,731	$27,731
Computer software	17,288	17,288
Equipment	9,736	9,736
	54,755	54,755
Less: accumulated depreciation	51,349	49,605
	$3,406	$5,150

Note 8 – Accrued Expenses

Accrued expenses as of July 31, 2014 and 2013 consisted of the following:

	July 31, 2014	July 31, 2013
Accrued license fees	$287,873	$232,311
Accrued royalties	475,000	400,000
Accrued interest	204,200	146,741
Accrued management fees	151,000	151,000
Accrued legal fees	125,000	125,000
Accrued audit fees	87,067	70,000
	$1,330,140	$1,125,052

Note 9 - Related Party Transactions and Commitments

Management and Other Expenses

The Company’s president deferred portions of the first three years of compensation due him. The balances due him as of July 31, 2014 and 2013 for amounts deferred totalled $151,000, at both period-ends. These back management fees are unsecured, non-interest bearing and due upon demand. There was no formal deferred management fees agreement and therefore no set repayment date. The Company has recorded these amounts as current in the accompanying balance sheets.

Period During Which Management Fees Were Earned	Portion Deferred	Balance Deferred
YE July 31, 2006	$72,000	$72,000
YE July 31, 2007	$38,500	$110,500
YE July 31, 2008	$40,500	$151,000

In subsequent years the Company contracted for management services from an entity owned by the Company’s president.

A short term shareholder loan of approximately $100,000 was received from the president in the year ended July 31, 2013. It was unsecured, non-interest bearing and due upon demand. It appears under ordinary accounts payable on the Balance Sheet, and is unrelated to the accrued management fees discussed above. As at July 31, 2014 and 2013, the repayment balance outstanding for this loan was approximately $0 and $45,000, respectively.

During the years ended July 31, 2014 and 2013, the Company paid certain entities owned by members of management for management services rendered. The amounts for the years ended July 31, 2014 and 2013 were approximately $158,000 and $170,000, respectively. The Company has not made payments against management fees that have been accruing in recent months, and thus as of July 31, 2014 and 2013, the Company owed these entities approximately $150,000 and $78,000, respectively, which is included in accounts payable in the accompanying balance sheets. As of July 31, 2014, the Company had not paid the president's entity for approximately 11 months of management fees, approximately $102,000, and the Company had not paid the general manager of operations' entity for approximately 13 months of management fees, approximately $48,000.

During the periods presented, the Company was provided multi-media marketing, advertising and website maintenance services from a related entity. The owner of the entity is a small shareholder of the Company, and a relative of the Company’s president. There was no amount due to this entity at July 31, 2014 and 2013. Total services provided from this entity to the Company during the years ended July 31, 2014 and 2013 were approximately $2,800 and $21,200, respectively.

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

In connection with the above agreement, the Company incurred royalties for the years ended July 31, 2014 and 2013 amounting to $75,000 and $75,000, respectively. Included in accrued expenses as of July 31, 2014 and 2013 are $475,000 and $400,000 relating to unpaid royalty fees.

The Company also incurred license fees related to the above agreement, amounting to approximately $75,000 and $65,000 in the years ended July 31, 2014 and 2013 respectively. Included in accrued payables as of July 31, 2014 and 2013 are $287,873 and $232,311 relating to unpaid license fees.

Included in accrued expenses as of July 31, 2014 and 2013 are $199,267 and $146,741 of interest accrued on the above amounts outstanding computed in accordance with the agreement.

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

	Year Ended July 31, 2014	Year Ended July 31, 2013
Management and Other Expenses:
Management services	$ 157,893	$ 169,578
Airfare reimbursement	451	-
Multi-media marketing, advertising and website maintenance services	2,821	21,243

Royalties and License Fees Pertaining to Exclusive Rights, excluding interest which appears under Other Income (Expense)	150,000	140,000

Variable Interest Entity outlined in Note 4:
Marketing services	2,402	158,170
Rent	33,560	35,771
Offset for legal fees paid on VIE’s behalf	(1,201)	-

Total Related Party Expenses	$ 345,926	$ 524,761

Note 10 - Income Taxes

The Company has not filed U.S. or Canadian income tax returns since its inception, as it has incurred continual losses since that time. The principles used for determining income and deductions to be recognized for income tax purposes will differ from those used in the determination of income and expenses for financial reporting purposes. As of July 31, 2014 and 2013, there are no differences between the tax basis and financial reporting basis of the Company's assets and liabilities which would give rise to deferred tax liabilities upon filing returns. However, as of July 31, 2014 and 2013, differences between the tax basis and financial reporting basis give rise to the following deferred tax assets:

	2014	2013
Allowance for interest and loan losses	$ 275,143	$ 275,143
Accrued liabilities	303,031	252,192
Management fees deferred by officer	51,340	51,340
Fixed assets	17,458	16,866
XYO license liability	97,877	78,986
Startup costs	1,554,450	1,440,833
Subtotal	2,299,299	2,115,360
Valuation allowance	(2,299,299)	(2,115,360)
Total	$ -	$ -

The Company has not recognized any tax benefits for the years presented as it is more likely than not that the benefits will not be realized.

Because the Company has not begun active business, expenses have been capitalized as start-up cost and will be amortized for tax purposes beginning in the year the Company begins active business.

Note 11 – Debenture with Non-Affiliated Shareholder

On October 1, 2013, the Company entered into an unsecured debenture under which it borrowed $100,000 from a non-affiliated shareholder at an annual non compounding interest rate of 12%. Repayments were to be applied first to payment of principal and secondly to payment of interest. No maturity date was specified. As at July 31, 2014, the balance owing was $110,000 including interest. On the statement of cash flows it is shown as a note payable, under financing activities. Subsequent to the July 31, 2014 year end, this debenture was retired in full, with interest, via conversion to 370,000 shares of the Company at a fixed conversion rate of $0.30 per share. Accordingly, as of July 31, 2014, this amount has been classified on the balance sheet as a long term liability.

Note 12 - Sales Agreement and Customer Concentrations

In the year ended July 31, 2012, the Company entered into sales agreements with an entity whose owner is a shareholder of the Company. Effective April 30, 2013 (end of Q3 ’13), the entity and its owner formally requested that the license agreement be rescinded and the total $100,000 of fees be redirected toward the exercise of stock warrants in the personal name of the entity’s owner. The Company agreed, and thereupon recorded reversing entries effective April 30, 2013 and processed the warrant exercise request.

During the years ended July 31, 2014 and 2013, revenues earned from three and four customers, respectively, amounted to approximately $157,200 and $85,600 (100% and 100% of total revenue). There were no amounts due from these customers at July 31, 2014 and 2013.

Note 13 – Subsequent Events

Subsequent to July 31, 2014 the Company received a total of $106,000 via shareholders’ exercises of a total of 242,500 warrants, at a weighted average price of $0.44 per share (ranging from $0.40 to $0.50).

In September 2014, the following significant financing activities were set in motion:

•

The Company’s Board authorized a plan for the potential issuance of non-statutory stock options to independent contractors and consultants as well as to employees, in an aggregate quantity of up to 15% (as of October 29, 2014, 5,102,775 shares) of the issued and outstanding total at the time of any grant. 302,775 shares of the authorized total are as yet not granted. Options have been granted to purchase a total of 4,800,000 shares at $0.30 per Share. No options had previously been granted. The terms, prices, and quantities of any future grants are to be determined.

•

The Board authorized the Company’s Chairman, President and CEO to enter the Company into various convertible notes for the purposes of (1) retiring existing debts and (2) taking on new debts for services rendered. The conversion basis is set at $0.30 per share, up to an aggregate total of 8,000,000 shares, hence a total potential value of $2,400,000. Such notes have been entered into with various parties for a total principal value convertible to 6,216,000 shares before accrual of interest (rounded up to the nearest 1,000 shares for each holder). Notes for the remaining authorized 1,784,000 shares have not been entered into. The notes do not specify any repayment term, have an interest rate of 8%, and do not involve any collateral; accordingly they are considered short term liabilities.

•

The Company began the pursuit of additional financing in the form of a private offering in accordance with Regulation D under the Securities Act and subject to the terms of an appropriate private placement memorandum. Said offering is for the sale of a maximum of 4,800,000 shares of the Company’s $0.001 par value common stock at a price per share of $0.75, for a maximum offering amount of $3,600,000. There is no minimum offering and no provision to return or escrow investor funds if any minimum number of shares is not sold. The minimum investment established per investor is $15,000, unless such minimum is waived in the Company’s sole discretion. This offering is restricted to Accredited Investors. No funds have been accepted in relation to said offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending July 31, 2014 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. The reasons for this include not having an accounting staff that would know what disclosures related to accounting need to be included. This conclusion by the Company’s Chief Executive Officer and Principal Financial Officer does not relate to reporting periods after July 31, 2014.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Brent Bedford	46	Chairman, President and CEO
Doug Greig	45	General Manager of Operations (non-officer)
Thomas Ristow	47	Director
Rod Egan	47	Director
Alan Wizemann	38	Director (resigned subsequent to YE July 31, 2014)

Brent W. Bedford founded the Company in January 2005 and has served continuously as Chairman, President, and CEO. Since 1999 he has been a Director of ETI Technologies Inc., the licensor of the XYO technology. Since January 2006 he has been President of Pulseman Inc., a management services company. Since July 2012 he has been a Director of Shabu Shabu Shack Inc., and since October 2012, he has been a Director of Graffiti Group Inc., an importer of alcoholic beverages and other goods. All of his time is spent on Perpetual, except that up to a total of 20 hours per quarter is spent on the aforementioned directorships. Among his earlier accomplishments, he founded the independent music label Inferno Records and the international licensing, marketing, and distribution company One Tree Hill International Traders. Through One Tree Hill he obtained some of the first marketing and distribution rights to products based on television’s “The Simpsons”, and also marketed the U.K.’s patented “Qwicksilver” tarnish removal system through the development and creation of over 200 independent distributors in North America. Qualifications as Director: As a member of the board, Mr. Bedford contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well as substantial experience developing corporate strategy, assessing emerging industry trends, and carrying out business operations. He has a strong background in mechanical applications, and expertise in finance, private and public company startups, and corporate turnarounds.

Until his resignation June 15, 2001, Mr. Bedford was a Director of Steely Group Inc. (a Canadian company formerly known as European Technologies International Inc.). On June 18, 2001, Steely Group Inc. was petitioned into bankruptcy by a secured creditor, Kelowna, BC, Canada native Mr. Donald Jensen. The bankruptcy was finalized September 4, 2002, in the Court of Queens Bench of Alberta in Bankruptcy and Insolvency, Judicial District of Calgary, Alberta, Bankruptcy Action No. 076478. The bankruptcy trustee, Deloitte & Touche, approved the sale of all remaining assets of Steely Group Inc. to Mr. Jensen. These assets included shareholdings of ETI Technologies Inc., which held (and still does hold) the patents for the technology that, along with subsequently developed Know-How, is currently referred to as XYO. Since then Mr. Jensen has been the sole shareholder of ETI Technologies Inc.

Steely Group’s demise can be attributed to an overburden of debt coupled with failed attempts at selling an underdeveloped technology. Potential customers required significant engineering support in order to implement the technology into their product lines. Steely Group could not provide engineering support due to lack of resources. Computer software and hardware was not advanced or affordable enough in those times to easily collect, measure, and calculate various design parameters needed to efficiently develop the technology to a usable state. Very little was known about the technology at this time, and a considerable amount of R&D was going to be required in order to fully commercialize the technology. With few employees, limited engineering, marketing or sales resources and in a state of transition and weakness, Steely Group became the target of various takeover attempts, culminating in its petition into bankruptcy.

Perpetual Industries was created several years after Steely’s demise, and we intend to avoid a similar failure. We have developed the balancing technology to a finished product stage and can answer potential customers’ questions concerning costs, reliability, performance and quantifiable benefits up front. We provide test data that proves the benefits of utilizing the technology and we have developed the proprietary software and expertise to properly support the design, optimization and implementation stages. Instead of a technology transfer approach, we control and protect our Know-How by keeping it more internal. We may provide finished product drawings and costing quotes but we control the fabrication, assembly and supply of the balancing technology in the form of balancers or products containing them. Our business plan focuses on building a sustainable business model based on developing innovative energy-efficient products in a variety of industries. We are constantly evaluating other new and innovative products that are not restricted to the function of balancing machinery.

Doug Greig has served as our General Manager of Operations since January 2006. From March 2005 to present, he has been President of Blackbird Insight Inc., a management services company (at present, all of his time is spent on Perpetual and its business). From May 2004 to April 2005, he was General Manager and from August 2005 to December 2011 volunteered as Director of the MBA Consulting Alliance, a grad student management consultancy. He received an MBA in 2005 from the Haskayne School of Business, Calgary AB, Canada and a BA in 2003 from the University of Calgary. Mr. Greig oversees Perpetual’s governance, compliance and administration. He is the company’s controller, and is very active in its strategic business planning including all legal and financial aspects of day-to-day operations. He contributes the benefit of his many years as a generalist in startup, mid-size, and multinational companies, including eight years at cellular and GPS pioneer NovAtel, followed by several years in a wireless technology company undergoing a merger with Intel Corp. He has acquired both a hands-on and executive-level familiarity with a wide range of disciplines such as corporate finance, human resource management, project/product management, application engineering, and new business development in relation to innovative, value-add technologies.

Thomas Ristow has served as a Director since August 2005. From April 2005 to date, he has been Sales Manager for Sekisui Chemical GmbH, a chemical products company. At ETI Technologies Inc., the intellectual property licensing firm which is now the licensor of the XYO technology, he served from 1993 through 2005, as European Sales Representative from 1993 to 1996, European Marketing Manager from 1996 to 2001, and European Business Development Manager 2001 to 2005. He received a Diplom-Kaufmann in 1999 from the University of Cologne, Germany. Qualifications as Director: As a member of the board, Mr. Ristow contributes significant industry-specific experience and expertise on our products and services. He has significant knowledge and experience in the European marketplace.

Rod Egan has served as a Director since August 2005. From September 2007 to date, he has been Owner, Director of RIJ Holdings, LLC, a personal holding company. From October 2005 to date, he has been Owner, Managing Partner of The Worldwide Group, LLC which runs collector automobile auctions. From July 2005 to date, he has been Owner, Director, and President of Cinch Ventures Ltd., a management and promotion company. From September 2004 to December 2009, he was Owner, Director of Asset Solutions International, LLC, a holding company. From October 2005 to February 2007, he was Owner, Director of Automax, LLC, a retail automobile sales firm. He holds state auctioneer licenses in Texas, Indiana, and Florida. Qualifications as Director: As a member of the board, Mr. Egan contributes the benefits of his executive leadership and management experience, in particular with regard to running startup companies and negotiating purchase and sale agreements. An elite collector car auctioneer specializing in the valuation of fine automobiles, he oversees corporate operations at The Worldwide Group, LLC, where he has demonstrated his appraisal and sales abilities (his sales history totals over $3 billion, privately and through auction) and helped to close some of the largest private car collection sales in North America in recent years.

Alan Wizemann served as a Director from August 2005 until his resignation September 2014. His resignation is not related to any known disagreement with the Company on any matter relating to its operations, policies or practices, and it is not a removal for cause. From December 2012 to June 2014, he was Consultant VP of Product and in June 2014 became Vice President and Officer at Target Corporation. From October 2007 to date, he has been Founder, Chief Product Officer of ShopIgniter, Inc. (formerly Cularis, Inc.), an e-commerce systems company. From January 2004 to September 2007, he was Owner and Managing Director of Loft Rent LLC, a real estate leasing web portal. From November 1999 to December 2004, he was Managing/Creative Director of SloanPeterson, Inc., formerly mediaWORKS Ltd., an advertising and web development company. He is a director and developer of enterprise web sites and applications. Qualifications as Director: As a member of the board, Mr. Wizemann contributes the benefits of his executive leadership and management experience, and his knowledge of online retail, public relations and brand building. He has extensive expertise and connections in both print and web-based advertising and marketing. He spent over fifteen years in advertising and interactive design for clients in Las Vegas, Miami, New York and the Caribbean. He has won coveted advertising awards such as the Bronze Quill from the IABC, the Addy from the AdClub, and honorable mention awards from the AIGA. As the Executive Creative Director for SloanPeterson, he has created interactive, web and print media for Ford Motor Company, Air Force Reserve, Sprint Telecommunications and the Caribbean Hotel Association, among others.

Family Relationships

There are no family relationships between our officers and directors.

Legal Proceedings

Except as set forth above, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•

Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•

Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

The Company has not adopted a code of ethics that applies to its officers, because of the Company’s highly streamlined organizational structure and to minimize compliance administration.

Nominating Committee

The nominating committee does not have a policy with regard to the consideration of any director candidates recommended by security holders. In the view of the board of directors it is appropriate for the Company not to have such a policy in order to minimize compliance administration.

Audit Committee

The Company has a separately designated standing audit committee comprised of Chairman, President and CEO Brent Bedford, Director Rod Egan, and General Manager of Operations Doug Greig. The Board of Directors has determined that the Company has at least one audit committee financial expert serving on its audit committee: Rod Egan, who is also independent from the management of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table for Year Ended July 31, 2014

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the year ended July 31, 2014.

	Brent Bedford		Doug Greig
	Chairman and CEO		GM of Operations
	Year Ended July 31, 2013	Year Ended July 31, 2014	Year Ended July 31, 2013	Year Ended July 31, 2014
Salary	$127,845	$111,866	$41,732	$46,027
Bonus	$0	$0	$0	$0
Stock awards	$0	$0	$0	$0
Option awards	$0	$0	$0	$0
Non equity incentive plan compensation	$0	$0	$0	$0
Non qualified deferred compensation	$0	$0	$0	$0
All other compensation	$0	$0	$0	$0
Total	$127,845	$111,866	$41,732	$46,027

Brent Bedford, Chairman, President and CEO, has an oral agreement under which he provides management services through an entity that he owns, Pulseman Inc. Under this agreement, he accrued at monthly intervals the total of approximately $112,000 and $128,000 in the years ended July 31, 2014 and 2013, respectively, shown in the table above, and as of July 31, 2014 was expected to accrue at monthly intervals a total of approximately $120,000 in the year ended July 31, 2015. He is also a shareholder.

Doug Greig, General Manager of Operations, has an oral agreement under which he provides management services through an entity that he owns, Blackbird Insight Inc. Under this agreement he accrued at monthly intervals the total of approximately $46,000 and $41,000 in the years ended July 31, 2014 and 2013, respectively, shown in the table above, and as of July 31, 2014 was expected to accrue at monthly intervals a total of approximately $60,000 in the year ended July 31, 2015. He is also a shareholder.

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of July 31, 2014. As of July 31, 2014 there was no equity awards plan in place.

Outstanding Equity Awards at Fiscal Year-End July 31, 2014:

Name	Brent Bedford	Doug Greig
Number of Securities Underlying Unexercised Options (#) Exercisable	0	0
Number of Securities Underlying Unexercised Options (#) Unexercisable	0	0
Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	0	0
Option Exercise Price ($)	NA	NA
Option Expiration Date	NA	NA
Number of Shares or Units of Stock That Have Not Vested (#)	0	0
Market Value of Shares or Units of Stock That Have Not Vested ($)	$0	$0
Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	0	0
Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)	$0	$0

At no time during the last fiscal year with respect to any person listed in the Table above was there:

•

any outstanding option or other equity-based award re-priced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

•

any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

•

any option or equity grant;

•

any non-equity incentive plan award made to a named executive officer;

•

any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

•

any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Directors Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Brent Bedford	0	0	0	0	0	0	0
Thomas Ristow	0	0	0	0	0	0	0
Rod Egan	0	0	0	0	0	0	0
Alan Wizemann	0	0	0	0	0	0	0

We have no compensation arrangements (such as fees for retainer, committee service, service as Chairman and CEO of the board or a committee, and meeting attendance) with directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities.

The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is #110, 5 - 8720 Macleod Trail South, Calgary, Alberta, Canada T2H 0M4.

Name	Title	Number of Shares	Number of Shares from Warrants, Options, and Convertible Notes, currently exercisable or exercisable in the next 60 days*	% of Common Share

Brent Bedford	Chairman, President and CEO	11,000,000	2,097,000	36.26%

Doug Greig	General Manager of Operations	125,000	766,000	2.56%

Thomas Ristow	Director	300,000	300,000	1.75%

Rod Egan	Director	500,000	300,000	2.33%

Alan Wizemann	Director (resigned subsequent to July 31, 2014 year end)	300,000	0	0.88%

David Surkan		1,650,000	1,210,000	8.12%

ETI Technologies Inc.		0	3,327,000	8.91%

All officers and directors (and management) as a group [5 persons]		12,225,000	3,463,000	41.86%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 34,018,500 shares of common stock outstanding as of October 29, 2014.

*For estimation purposes, the portion of this column pertaining to shares from convertible notes is rounded up to the nearest 1,000 for each individual, and excludes interest accrued after September 30, 2014, the effective date on which the notes were entered into.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

General

The amounts and terms of related party transactions are not necessarily indicative of the amounts and terms which would have been incurred had the transactions been incurred with unrelated parties.

Reconciliation of Related Party Expenses Disclosures
to Related Party Expenses Line of Statement of Operations

	Year Ended July 31, 2014	Year Ended July 31, 2013
Management and Other Expenses:
Management services	$ 157,893	$ 169,578
Airfare reimbursement	451	-
Multi-media marketing, advertising and website maintenance services	2,821	21,243

Royalties and License Fees Pertaining to Exclusive Rights, excluding interest which appears under Other Income (Expense)	150,000	140,000

Variable Interest Entity outlined in Note 4:
Marketing services	2,402	158,170
Rent	33,560	35,771
Offset for legal fees paid on VIE’s behalf	(1,201)	-

Total Related Party Expenses	$ 345,926	$ 524,761

Management and Other Expenses

The Company’s president, Mr. Bedford, deferred portions of the first three years of compensation due him. The balances due him as of July 31, 2014 for amounts deferred totalled $151,000. These back management fees are unsecured, non-interest bearing and due upon demand. There was no formal deferred management fees agreement and therefore no set repayment date. The Company has recorded these amounts as current in the accompanying balance sheets.

Period During Which Management Fees Were Earned	Portion Deferred	Balance Deferred
YE July 31, 2006	$72,000	$72,000
YE July 31, 2007	$38,500	$110,500
YE July 31, 2008	$40,500	$151,000

In subsequent years the Company contracted for management services from Pulseman Inc., an entity owned by the Company’s president, Mr. Bedford, pursuant to an oral agreement.

A short term shareholder loan of approximately $100,000 was received from Mr. Bedford in the year ended July 31, 2013. It was unsecured, non-interest bearing and due upon demand. It appeared under ordinary accounts payable on the Balance Sheet, and was unrelated to the accrued management fees discussed above. As at July 31, 2014, there was no repayment balance outstanding for this loan.

During the year ended July 31, 2014, the Company paid certain entities owned by members of management (Brent Bedford and Doug Greig) for management services rendered. The total amount for the year ended July 31, 2014 was approximately $158,000. The Company had not made payments against management fees that have been accruing in recent months, and thus as of July 31, 2014, the Company owed these entities a total of approximately $150,000.

Specifically, Brent Bedford, Chairman, President and CEO, has an oral agreement under which he provides management services through an entity that he owns, Pulseman Inc. Under this agreement, he accrued at monthly intervals a total of approximately $112,000 in the year ended July 31, 2014, and as of July 31, 2014 was expected to accrue at monthly intervals a total of approximately $120,000 in the year ended July 31, 2015. He is also a shareholder. As of July 31, 2014, the Company had not paid Pulseman Inc. for approximately 11 months of management fees, approximately $102,000.

Doug Greig, General Manager of Operations, has an oral agreement under which he provides management services through an entity that he owns, Blackbird Insight Inc. Under this agreement he accrued at monthly intervals a total of approximately $46,000 in the year ended July 31, 2014, and as of July 31, 2014 was expected to accrue at monthly intervals a total of approximately $60,000 in the year ended July 31, 2015. He is also a shareholder. As of July 31, 2014, the Company had not paid Blackbird Insight Inc. for approximately 13 months of management fees, approximately $48,000.

During the year ended July 31, 2014, the Company was provided multi-media marketing, advertising and website maintenance services from a related entity, Flip Flop Studios Inc. The owner of the entity is Shelley Bedford, a small shareholder of the Company, and the wife of the Company’s president. There was no amount due to this entity at July 31, 2014. Total services provided by this related party during the year ended July 31, 2014 were approximately $2,800.

Royalties and License Fees Pertaining to Exclusive Rights

In January 2005, the Company entered into a licensing agreement with a related party, ETI Technologies Inc., whose primary business is the ownership and maintenance of patents concerning the XYO technology. ETI is considered a related party under Item 404(a)(1) of Regulation S-K for the reason that Brent Bedford, while not a shareholder of ETI, is a director of both ETI and Perpetual. The licensing agreement is for the exclusive rights in XYO for automatic balancing systems suitable in the balancing and stabilization of rotating systems. These rights enable the Company to manufacture, or have manufactured, sell, and use, the products incorporating this technology, and to sub-license to third parties the right to manufacture or have manufactured, sell and use, the products incorporating this technology. The agreement calls for annual royalties and license fees. Royalties are calculated annually at a rate of 2.5% on any revenue derived from the use of the technology, subject to a varying minimum annual royalty fee of up to $125,000, for a period that is equal to the life of the underlying patents, i.e., until March 7, 2023. The license fees are due annually in escalating amounts as stated in the agreement through January 2015. The agreement also requires 6% annual interest on any unpaid license fees, and 6% annual interest on any unpaid royalty fees outstanding after January 2010. As of July 31, 2014, the cumulative balance owed by Perpetual was $962,140.

Variable Interest Entity

The limited liability company Beaver Parts Ltd. is not a related party for the purposes of Regulation S-K Item 404. In making this determination we relied on the related party definition in the Instructions to Item 404(a). The following disclosures regarding Beaver’s relationship with us are provided in this section for ease of reference.

Under U.S. GAAP, Beaver is deemed a related party for financial statement purposes because of our potential to have “significant influence” (but not, in GAAP parlance, “control”) over Beaver as a result of the large amount of debt owing from Beaver to us that is currently in default, and because of Beaver’s inability to repay that debt. Also under U.S. GAAP, Beaver is categorized as a Variable Interest Entity (VIE). The importance of identifying Beaver as a VIE is that, if we were Beaver’s primary beneficiary, which we are not, then we would have needed to consolidate their financial statements with ours.

During the period January 25, 2005 (Inception) through January 1, 2010, the Company advanced funds to Beaver. These funds supported Beaver’s operations, which are to research and develop products that feature XYO and to market these products. The Company holds a note for these advances and the uncollected interest due, which calls for 9% interest per annum and has a maturity date of August 31, 2012 and is currently in default.

In addition to the advancement of funds, the Company continues to have two other forms of involvement with Beaver.

In the year ended July 31, 2014, the Company incurred marketing expenses totalling $2,402 for services performed by Beaver. The Company paid Beaver for the marketing services rather than offsetting the amounts owed to us. There was no balance owing to Beaver at July 31, 2014.

The Company also leases its offices from Beaver. The terms of the lease call for monthly rent of $3,000 through March 31, 2015. Total rent expense paid to Beaver for the year ended July 31, 2014 was approximately $33,600. The future rent obligations under this lease with Beaver will require approximately $24,000 for the year ended July 31, 2015. Since February 2012, the Company’s rent obligations have been met by recording the amount of rent expense as interest income in lieu of cash outlay, and this arrangement may continue.  However, during the last six months of the year, the Company paid Beaver’s landlord (the landowner) and Beaver’s utilities providers directly for an approximately $33,300 portion of the back rent and back utilities owed by Beaver. The Company therefore booked $33,600 rent as paid in cash for the year.

The Company’s involvement with Beaver is limited to the aforementioned transactions. Expenses relating to Beaver are mentioned in Note 4 of the financial statements, and are included in Statements of Operations as related party expenses.

Management has determined that although the above transactions created a variable interest in this entity, we have no obligation to fund anything additional to Beaver nor do we have any controlling financial interest in Beaver. We are not Beaver’s primary beneficiary and, as such, we are not required to consolidate Beaver’s financial statements. In determining that we are not the primary beneficiary, we considered Beaver’s equity and voting interests, the percentage of our variable interest compared to the total of all other variable interests as well as an analysis determining the bearer of any losses and the benefactor of any gains from Beaver.

The maximum exposure to loss from this variable interest is limited to the collection of the loan receivable. The Company’s variable interest in Beaver amounted to $809,245 as of July 31, 2010 prior to the establishment of a full allowance on that date. Factors considered in establishing the allowance included Beaver’s current financial condition coupled with the fact that the loan is not guaranteed and has no liquidation preference. The carrying amounts on the balance sheets as of October 31, 2013 and July 31, 2013 are zero, net of allowances.

Customer Concentrations

During the year ended July 31, 2014, revenues earned from three customers amounted to approximately $157,000 or 100% of total revenue. There were no amounts due from these customers at July 31, 2014.

In our fiscal year ended July 31, 2014, the following customers owned by non-affiliated shareholders accounted for the following amounts and percentages of our total revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
DMC	$23,775	15%
ZAR Corp.	$33,437	21%
Windage Energy Inc.	$100,000	64%
Total	$157,212	100%

Notwithstanding the revenue concentration set forth above, neither these entities nor their beneficial owners are affiliates of us as the term is defined under federal securities laws, in that neither these entities nor their beneficial owners are persons that directly, or indirectly through one or more intermediaries, control, or are controlled by, or are under common control with, us. This determination of non-affiliated status is based in part upon the fact that they each own significantly less than 5% of the issued and outstanding voting stock in Perpetual. As of July 31, 2014, Craig Dansereau, owner of DMC, owned 440,000 shares (1.3% of issued and outstanding). Rob Stiven, director of ZAR Corp., owned 200,000 shares (0.6% of issued and outstanding). Peter Stiven, director of Windage Energy Inc., owned 185,000 shares (0.6% of issued and outstanding). We do not consider the fact of these shareholders including their shares for registration in the current offering to make them affiliates as set forth above.

Director Independence

Our board of directors has determined that we have three board members (Rod Egan, Thomas Ristow, and Alan Wizemann) that qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules. Brent Bedford, Chairman, President and CEO, does not qualify as “independent”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the breakdown of professional services rendered by the principal accountant for the last two fiscal years.

Professional Accounting Services Related to Principal Accountant,
Including Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees

Description of Services	Year Ended July 31, 2014	Year Ended July 31, 2013
Audit of Year Ending July 31, 2011	$ -	$ 35,000
Audit of Year Ending July 31, 2012	-	40,000
Review of Three Months Ended October 31, 2012	-	15,000
Audit of Year Ending July 31, 2013	36,000	-
Review of Form S-1/A No. 1 and 2	3,216	-
Review of Three Months Ended October 31, 2013, plus review of Form S-1/A No. 3	15,000	-
Review of Three Months Ended January 31, 2014 and 2013	16,750	-
Review of Three Months Ended April 30, 2014 and 2013	11,101	-
Total	$ 82,067	$ 90,000

In order to maintain the independence of the principal accountant, before the accountant is engaged to render services, the engagement is approved by the Company's audit committee. All of the above items were approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

See Item 8 for Financial Statements. The Exhibits below are filed herewith.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

All other Exhibits called for by Rule 601 of Regulation SK are not applicable to this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perpetual Industries Inc.
Registrant

November 12, 2014	/s/ Brent W. Bedford
Date	Brent W. Bedford, Chairman of the Board, CEO, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer

November 12, 2014	/s/ Rod Egan
Date	Rod Egan, Director

November 12, 2014	/s/ Thomas Ristow
Date	Thomas Ristow, Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.