Form 10-Q
period 2014-10-31
PERPETUAL INDUSTRIES INC.
filed 2014-12-15
CIK 1395445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014.

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

[X] Yes    [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes    [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[   ] Large accelerated filer        [   ] Accelerated filer       [   ] Non-accelerated filer       [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ]Yes    [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

34,266,000 common shares issued and outstanding as of December 12, 2014

FORWARD LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT CONTAINS STATEMENTS THAT ARE, OR MAY BE DEEMED TO BE, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE EXCHANGE ACT, AND ARE MADE IN RELIANCE UPON THE PROTECTIONS PROVIDED BY SUCH ACTS FOR FORWARD-LOOKING STATEMENTS. IN THIS QUARTERLY REPORT, THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", "MAY", "WILL", "WOULD", "COULD", "SHOULD", "EXPECTS", "INTENDS", "PLAN", "ESTIMATES", "PREDICTS", "PROJECTS", "SEEKS", "POTENTIAL", "LIKELY", "CONTINUE", AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS.  THE FORWARD-LOOKING STATEMENTS IN THIS QUARTERLY REPORT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN THIS QUARTERLY REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.  READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED IN THIS QUARTERLY REPORT AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT.  ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ARE MADE ONLY AS OF THE DATE OF THIS QUARTERLY REPORT, AND WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY UPDATE OR CORRECT ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT SUBSEQUENTLY OCCUR OR OF WHICH WE, AFTER THE DATE OF THIS QUARTERLY REPORT, BECOME AWARE.  YOU SHOULD READ THIS DOCUMENT AND THE DOCUMENTS THAT WE INCORPORATE BY REFERENCE INTO THIS QUARTERLY REPORT COMPLETELY AND WITH THE UNDERSTANDING THAT OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM WHAT WE EXPECT.  WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN IF OUR SITUATION CHANGES IN THE FUTURE. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US ARE EXPRESSLY QUALIFIED BY THESE CAUTIONARY STATEMENTS.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Perpetual Industries Inc.

Contents

Balance Sheets as of October 31, 2014 (end of Q1 ’15, unaudited) and July 31, 2014 (YE ’14)

Statements of Operations for the Three Months Ended October 31, 2014 and 2013 (Q1 ’15 and ’14, unaudited)

Statements of Cash Flows for the Three Months Ended October 31, 2014 and 2013 (Q1 ’15 and ’14, unaudited)

Notes to Financial Statements (unaudited)

Perpetual Industries Inc.

Balance Sheets

	October 31, 2014 (end of Q1 ’15, unaudited)	July 31, 2014 (YE ’14)
Assets
Current Assets
Cash	$ 4,197	$ 32,117
Accounts Receivable	535	535
Total current assets	4,732	32,652
Equipment, Net of Accumulated Depreciation	4,260	3,406
Total assets	$ 8,992	$ 36,058
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable (including related party balances of approximately $5,900 and $150,000 at October 31, 2014 and July 31, 2014 respectively)	$ 9,373	$ 151,653
Accrued expenses (including related party balances of approximately $13,100 and $1,113,000 at October 31, 2014 and July 31, 2014 respectively)	225,270	1,330,140
Convertible notes payable (including related party balances of approximately $1,408,000 and $0 at October 31, 2014 and July 31, 2014 respectively)	1,875,961	-
Other current liabilities	58,543	64,016
Total current liabilities	2,169,147	1,545,809
Long Term Liabilities	-	110,000
Total liabilities	2,169,147	1,655,809
Stockholders' Equity (Deficit)

Common stock, $.001 par value, 100,000,000 shares authorized, 34,018,500 and 33,122,000 shares issued and outstanding at October 31, 2014 and July 31, 2014 respectively.	34,019	33,123
Capital in excess of par value	6,139,165	5,045,258
Prepaid stock services	(187,500)	-
Deficit accumulated during development stage	(8,145,839)	(6,698,132)
Total stockholders' equity (deficit)	(2,160,155)	(1,619,751)
Total liabilities and stockholders' equity (deficit)	$ 8,992	$ 36,058

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

Statements of Operations (unaudited)

	Three Months Ended October 31,
	2014 (Q1 ’15)	2013 (Q1 ’14)
Revenues	$ -	$ 131,225
Operating Expenses
Related party expenses	(187,151)	(86,830)
Other operating expenses	(554,088)	(98,251)
Total operating expenses	(741,239)	(185,081)
Operating loss	(741,239)	(53,856)
Other Income (Expense)
Interest income, related party	(2,756)	8,678
Interest expense, related party	(19,400)	(12,163)
Interest expense, non-related party	(6,257)	-
Stock option issuance expense	(678,303)	-
Warrant issuance expense	-	(184,408)
Other	248	(460)
Net Loss	(1,447,707)	(242,209)
Basic and Diluted Loss Per Share	$ (0.04)	$ (0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	33,488,440	32,470,000

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

Statements of Cash Flows

(unaudited)

	Three months ended October 31,
	2014 (Q1 ’15)	2013 (Q1 ’14)
Cash flows from operating activities
Net Loss	$ (1,447,707)	$ (242,209)
Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Depreciation	433	510
Issuance of stock options	678,303	-
Issuance of warrants	-	184,408
Amortization of common stock issued for services	12,000	-
Expenses incurred related to issuance of convertible notes payable	612,538	-
Increase (Decrease) in:
Accounts payable	9,003	113,484
Accrued expenses	8,271	57,564
Deferred revenue	-	(11,888)
Other liabilities	(5,475)	(2,469)
Net cash flows provided (used) in operating activities	(132,634)	99,400

Cash flows used in investing activities
Purchase of equipment	(1,286)	-
Net cash flows used in investing activities	(1,286)	-

Cash flows provided by financing activities
Proceeds from exercise of warrants	106,000	-
Net cash flows provided by financing activities	106,000	-

Net change in cash	(27,920)	99,400
Cash, beginning of period	32,117	30,348
Cash, end of period	$ 4,197	$ 129,748

Supplemental Disclosures of Cash Flow Information

The Company has not paid any income taxes or interest since its inception. See the accompanying notes.

Non-cash Investing and Financing Activities

The Company issued shares of common stock for prepaid services as follows:

Three months ended October 31, 2014 (Q1 ’15)	284,000 shares	$199,500
Three months ended October 31, 2013 (Q1 ’14)	-	-

The Company issued common stock to retire debenture principal and interest, as follows:

Three months ended October 31, 2014 (Q1 ’15)	370,000 shares	$111,000
Three months ended October 31, 2013 (Q1 ’14)	-	-

The Company issued convertible notes payable to relieve accounts payable and accrued expenses, as follows:

Three months ended October 31, 2014 (Q1 ’15)	$1,863,537
Three months ended October 31, 2013 (Q1 ’14)	-

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

Notes to Financial Statements

Three Months Ended October 31, 2014 and 2013 (Q1 ’15 & ’14, unaudited)

Note 1- Basis of Presentation and Background Information

Interim Period Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the Securities and Exchange Commission's instructions. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended July 31, 2014.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has negative working capital, has cash used in operations of $132,634 for the three months ended October 31, 2014 (Q1 ’15), and an accumulated deficit, i.e. an overall loss since inception. While the Company’s current principal business activities are to coordinate the research and development of products that feature the XYO mechanical balancing system and to market these products, there can be no assurance that the Company will be able to successfully develop or operate a business using this concept. Our lack of meaningful operating revenues, negative working capital, cash used in operations, and having an accumulated deficit to date, raise substantial doubt about our ability to continue as a going concern.

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

Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculations. Common stock warrants and options to purchase 20,465,000 and 16,509,500 shares of common stock for the three months ended October 31, 2014 and 2013 (Q1 ’15 and ’14), respectively, were not included in the computation of diluted weighted average common shares outstanding. Additionally, $1,875,961 of convertible debt and accrued interest can potentially convert into 6,253,203 shares of common stock as of October 31, 2014 (end of Q1 ‘15).

Note 3b - Impact of Recently Issued Accounting Standards

Other than as disclosed in previous financial statements, we do not believe that any accounting pronouncements recently issued by the FASB, the AICPA, and the SEC, would if adopted have a material effect on our present or future financial statements.

Note 4 - Loan Receivable and Lease Obligation

During the period January 25, 2005 (Inception) through January 1, 2010, the Company advanced funds to a limited liability company that has been identified as a Variable Interest Entity (“VIE”). These funds supported the operations of this VIE, which are to research and develop products that feature XYO and to market these products. The Company holds a note for these advances and the uncollected interest due, which calls for 9% interest per annum and has a maturity date of August 31, 2012 and is currently in default. In addition to the advancement of funds, the Company continues to have two other forms of involvement with the above VIE. The Company incurred marketing expenses for the three months ended October 31, 2014 and 2013 (Q1 ’15 and ’14) totalling $0 and $2,402, respectively, for services performed by the VIE. In this regard there was no balance owing to the VIE at October 31, 2014 (end of Q1 ‘15) and July 31, 2014 (YE ’14). The Company also leases its offices from the above VIE. The terms of the lease call for monthly rent of $3,000 through March 31, 2015. The Company’s involvement with this VIE is limited to the aforementioned transactions.

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

The maximum exposure to loss from this variable interest is limited to the collection of the loan receivable. The Company’s variable interest in the VIE amounted to $809,245 as of July 31, 2010 prior to the establishment of a full allowance on that date. Factors considered in establishing the allowance included the current financial condition of the VIE coupled with the fact that the loan is not guaranteed and has no liquidation preference. The carrying amounts on the balance sheets as of October 31, 2014 (end of Q1 ’15) and July 31, 2014 (YE ’14) are $0, net of allowances.

Total rent expense for the three months ended October 31, 2014 and 2013 (Q1 ’15 and ’14), was $8,100 and $8,700, respectively. The future rent obligations under this lease will require approximately $15,000 for the remaining five months until the lease ends. Since February 2012, the Company’s rent obligations have been met by recording the amount of rent expense as interest income in lieu of cash outlay, and this arrangement may continue. However, during the last six months of the year ended July 31, 2014, and the three months ended October 31, 2014 (Q1 ’15), the Company paid the VIE’s landlord (the landowner) and the VIE’s utilities providers directly for portions of the back rent and back utilities owed by the VIE, in amounts totaling approximately $33,300 and $10,900, respectively. For the three months ended October 31, 2014 (Q1 ’15) the Company therefore booked $8,100 rent as paid in cash, with the surplus amount of $2,800 being applied against interest income.

Note 5 – Non-Derivative Warrants

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

The following is a reconciliation of the number and weighted-average exercise prices for the warrants with non-derivative features:

	Warrants
	Number of Shares	Weighted Average Exercise Price ($)
Outstanding, July 31, 2014	15,907,500	0.47
Exercised in three months ended October 31, 2014	(242,500)	0.44
Outstanding, October 31, 2014 (end of Q1 ‘15)	15,665,000	0.50

The following summarizes information about warrants with non-derivative features outstanding as of October 31, 2014 (end of Q1 ‘15):

Exercise Price	Number of Warrants	Remaining Life
$0.60	2,381,000	0.29 Years
$0.40	2,562,500	0.62 Years
$0.50	8,805,000	0.62 Years
$0.50	1,916,500	0.79 Years

The Company estimated the fair value of the warrants issued during the periods using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31, 2014	Year Ended July 31, 2013
Expected life (in years)	2	2
Expected dividend yield (%)	0.00	0.00
Expected volatility (%)	81.3	79.7
Risk free interest rate (%)	0.36	0.33

Note 6 – Stock Options

In the three months ended October 31, 2014 (Q1 ’15), the Company issued non-statutory stock options to independent contractors and consultants as well as to employees. Options have been granted to purchase a total of 4,800,000 shares at $0.30 per Share. The Board of the Company has authorized the Chairman, President and CEO to issue a cumulative aggregate quantity of up to 15% (as of October 31, 2014, 5,102,775 shares) of the issued and outstanding common stock total at the time of any grant. 302,775 shares of the authorized total are as yet not granted. No options had previously been granted. The terms, prices, and quantities of any future grants are to be determined.

Optionee’s Relationship to the Registrant Company	Number of Shares Pursuant to Which Option is Granted

President, Chairman and CEO	1,000,000
General Manager of Operations	400,000
Subtotal, Executive Officers (as defined in Rule 501(f) of Reg D)	1,400,000

Director	300,000
Director	300,000
Consultants and/or independent contractors	2,800,000
Subtotal, Non- Executive Officers	3,400,000

Total	4,800,000

These stock options vest immediately upon grant date and have exercise periods of two, three, or five years. The exercise price is fixed at $0.30 per share. The Company recorded $678,303 of expense associated with these stock options at the time of issuance. The following summarizes information about stock options outstanding as of October 31, 2014 (end of Q1 ‘15):

Exercise Price	Grant Date Fair Value	Number of Options	Remaining Life
$0.30	$0.17	3,250,000	4.92 Years
$0.30	$0.10	670,000	2.92 Years
$0.30	$0.06	880,000	1.92 Years

The Company estimated the fair value of the warrants issued during the periods using the Black-Scholes option pricing model with the following assumptions:

	2 year term	3 year term	5 year term
Expected life (in years)	1	1.5	2.5
Expected dividend yield (%)	0.00	0.00	0.00
Expected volatility (%)	52.8	69.5	98.7
Risk free interest rate (%)	0.13	0.58	1.07

Note 7 - Convertible Notes

In the three months ended October 31, 2014 (Q1 ’15), the Board authorized the Company’s Chairman, President and CEO to enter the Company into various convertible notes for the purposes of (1) retiring existing debts and (2) taking on new debts for services rendered. The conversion basis is set at $0.30 per share, up to an aggregate total of 8,000,000 shares, hence a total potential value of $2,400,000. Such notes have been entered into with various parties for a total principal value convertible to 6,216,000 shares before accrual of interest (rounded up to the nearest 1,000 shares for each holder). Notes for the remaining authorized 1,784,000 shares have not been entered into. The notes do not specify any repayment term, have an interest rate of 8%, and do not involve any collateral; accordingly they are considered short term liabilities.

In connection with the issuance of these convertible notes the Company recognized approximately $613,000 in non-cash expenses during the three months ended October 31, 2014 (Q1 ’15), related to management services, royalty and license fees, and various marketing, engineering and administrative services.

Holder’s Relationship to Company	Nature of Services	Convertible Principal	Convertible Interest as at Oct. 31, 2014

Chairman, President and CEO	Management services to Sep 30 ’14	$ 328,960	$ 2,193
General Manager of Operations	Management services to Sep 30 ’14	72,251	482
	Subtotal, Executive Officers (as defined in Rule 501(f) of Securities Act Regulation D)	401,211	2,675

Licensor of XYO Technology	Royalty and license fees accrued as at Sep 30 ’14 including accrued interest	997,826	6,652
All others: consultants and/or independent contractors	Various marketing, engineering and administrative services	464,500	3,097
	Subtotal, Non-Executive Officers	1,462,326	9,749

	Total	$ 1,863,537	$ 12,424

Note 8 – Reg D 506(c) Offering

In the three months ended October 31, 2014 (Q1 ’15), the Company began the pursuit of additional financing in the form of a private offering in accordance with Regulation D under the Securities Act and subject to the terms of an appropriate private placement memorandum. Said offering is for the sale of a maximum of 4,800,000 shares of the Company’s $0.001 par value common stock at a price per share of $0.75, for a maximum offering amount of $3,600,000. There is no minimum offering and no provision to return or escrow investor funds if any minimum number of shares is not sold. The minimum investment established per investor is $15,000, unless such minimum is waived in the Company’s sole discretion. This offering is restricted to Accredited Investors. No funds have been accepted in relation to said offering.

Note 9 – Accrued Expenses

Accrued expenses as of October 31, 2014 (end of Q1 ’15) and July 31, 2014 (YE ’14) consisted of the following:

	October 31, 2014 (end of Q1 ’15)	July 31, 2014 (YE ’14)
Accrued license fees	$ 6,667	$ 287,873
Accrued royalties	6,250	475,000
Accrued interest	8,287	204,200
Accrued management fees	-	151,000
Accrued legal fees	125,000	125,000
Accrued audit fees	79,066	87,067
	$ 225,270	$ 1,330,140

Note 10 - Related Party Transactions and Commitments

Management and Other Expenses

The Company’s president deferred portions of the first three years of compensation due him. The balance due him as of July 31, 2014 (YE ’14) for amounts deferred totalled $151,000. These back management fees are unsecured, non-interest bearing and due upon demand. There was no formal deferred management fees agreement and therefore no set repayment date. The Company recorded this amount as current in the accompanying July 31, 2014 (YE ’14) balance sheet.

Period During Which Management Fees Were Earned	Portion Deferred	Balance Deferred
YE July 31, 2006	$ 72,000	$ 72,000
YE July 31, 2007	$ 38,500	$ 110,500
YE July 31, 2008	$ 40,500	$ 151,000

In subsequent years the Company contracted for management services from an entity owned by the Company’s president.

During the period January 25, 2005 (Inception) through October 31, 2014 (end of Q1 ’15), the Company paid certain entities owned by members of management for management services rendered. The amounts for the three months ended October 31, 2014 and 2013 (Q1 ’15 and ’14) were approximately $138,000 and $39,000, respectively. The Company has not made payments against management fees that have been accruing in recent months, and thus as of October 31, 2014 and 2013 (Q1 ’15 and ’14), the Company owed these entities approximately $409,786 and $109,000, respectively, which is included in accounts payable and convertible notes payable in the accompanying balance sheets.

As described in Note 7, on September 30, 2014, all amounts owing to the president and the president’s entity were combined into a convertible note in his personal name, and all amounts owing to the general manager of operations’ entity were combined into a convertible note in his personal name. As of October 31, 2014 (end of Q1 ’15), the Company had not paid the president's entity for approximately 12 months of management fees, approximately $182,000 (not including the $151,000 described above), and the Company had not paid the general manager of operations' entity for approximately 14 months of management fees, approximately $77,000.

During the periods presented, the Company was provided multi-media marketing, advertising and website maintenance services from a related entity. The owner of the entity is a small shareholder of the Company, and a relative of the Company’s president. There was no amount due to this entity at October 31, 2014 (end of Q1 ‘15) and July 31, 2014 (YE ‘14). Total services provided from this entity to the Company during the three months ended October 31, 2014 and 2013 (Q1 ’15 & ’14), were $600 and $0, respectively.

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

As described in Note 7, on September 30, 2014, all amounts owing to this entity were combined into a convertible note. The above agreement continues with respect to license and royalty fees, and interest thereon, that accrue after the date of the convertible note (i.e. the accrued expense amounts in respective of the agreement that appear on the balance sheet at October 31, 2014 represent just one month’s worth of new accruals).

In connection with the above agreement, the Company incurred royalties for the three months ended October 31, 2014 and 2013 (Q1 ’15 and ’14), amounting to $18,750 and $18,750, respectively. Included in accrued expenses as of October 31, 2014 (end of Q1 ‘15) and July 31, 2014 (YE ’14) are $6,250 and $475,000 relating to unpaid royalty fees.

The Company also incurred license fees related to the above agreement, amounting to $20,000 and $17,500 in the three months ended October 31, 2014 and 2013 (Q1 ’15 & ’14), respectively. Included in accrued payables as of October 31, 2014 (end of Q1 ‘15) and July 31, 2014 (YE ‘14) are $6,667 and $287,873 relating to unpaid license fees.

Included in accrued expenses as of October 31, 2014 (end of Q1 ‘15) and July 31, 2014 (YE ‘14) are $194 and $199,267 of interest accrued on the above amounts outstanding computed in accordance with the agreement.

The following minimum payments are required under the aforementioned royalty and licensing agreement:

Year ended July 31,	Amount
2015 (remaining nine months)	$ 121,250
2016	$ 120,000
Annually thereafter until projected 2023 expiry	$ 75,000

General

The amounts and terms of related party transactions are not necessarily indicative of the amounts and terms which would have been incurred had the transactions been incurred with unrelated parties.

Reconciliation of Related Party Expenses Disclosures

to Related Party Expenses Line of Statement of Operations

	Three Months Ended October 31, 2014 (Q1 ’15)	Three Months Ended October 31, 2013 (Q1 ’14)
Management and Other Expenses:
Management services	$ 138,449	$ 39,049
Travel-related reimbursement	1,207	$ 451
Multi-media marketing, advertising and website services	600	-

Royalties and License Fees Pertaining to Exclusive Rights, excluding interest which appears under Other Income (Expense)	38,750	36,250

Variable Interest Entity outlined in Note 4:
Marketing services	-	2,402
Rent	8,145	8,678

Total Related Party Expenses	$ 187,151	$ 86,830

Note 11 – Debenture with Non-Affiliated Shareholder

On October 1, 2013, the Company entered into an unsecured debenture under which it borrowed $100,000 from a non-affiliated shareholder at an annual non compounding interest rate of 12%. Repayments were to be applied first to payment of principal and secondly to payment of interest. No maturity date was specified. During the three months ended October 31, 2014 (Q1 ’15), this debenture was retired in full, with interest, via conversion of the $111,000 total to 370,000 shares of the Company at a fixed conversion rate of $0.30 per share. Accordingly, as of July 31, 2014, this amount has been classified on the balance sheet as a long term liability.

Note 12 – Marketing Engagements with Non-Affiliated Shareholders

During the periods presented, the Company was provided publicity services from a non-affiliated entity that was paid partly via issuance of 30,000 shares of common stock in the Company at a value of $0.30 per share. The stock issuance was booked as prepaid stock services to be applied against monthly fees of $1,500 per month commencing October 1, 2014. There was $575 and $0 due to this entity at October 31, 2014 (end of Q1 ’15) and July 31, 2014 (YE ’14), respectively. Total services provided from this entity to the Company during the three months ended October 31, 2014 and 2013 (Q1 ’15 & ’14), were $5,575 and $0, respectively.

During the periods presented, the Company entered into a twelve month non-exclusive public relations campaign agreement with an non-affiliated entity for a total value of $220,500 consisting of monthly cash payments of $2,500 and the issuance of 254,000 shares of common stock in the Company at a value of $0.75 per share. $10,500 of the stock issuance was applied toward initial setup fees, and the remainder was set up as prepaid stock services to be applied against monthly fees of $15,000 per month commencing November 1, 2014. There was no amount due to this entity at October 31, 2014 (end of Q1 ’15) and July 31, 2014 (YE ’14), respectively. Total services provided from this entity to the Company during the three months ended October 31, 2014 and 2013 (Q1 ’15 & ’14), were $10,500 and $0, respectively.

Note 13 - Customer Concentrations

During the three months ended October 31, 2014 and 2013 (Q1 ’15 and ’14), zero and two customers, respectively, $0 and $119,000 (0% and 91% of total revenue). There were no amounts due from these customers at October 31, 2014 (end of Q1 ‘15) and July 31, 2014 (YE ‘14).

Note 14 – Subsequent Events

Subsequent to October 31, 2014 (end of Q1 ’15), 202,500 shares have been issued via exercise of warrants at prices ranging from $0.40 to $0.50 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (Q1 ’15 & ’14, UNAUDITED)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the other sections of this Quarterly Report, including our financial statements and related notes set forth in Item 1. This discussion and analysis contains forward-looking statements, including information about possible or assumed results of our financial condition, operations, plans, objectives and performance that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated and set forth in such forward-looking statements.

Overview

Perpetual Industries Inc., or the “Company” is a Nevada corporation formed on January 25, 2005 with a principal business address at #110, 5 - 8720 Macleod Trail South, Calgary, Alberta, Canada T2H 0M4.  Telephone: 403-214-4321.

Business

We are an emerging growth company that coordinates the research and development of new and innovative energy efficient products. Our key technology is a mechanical patented balancing device called XYO. We design, prototype, test, and manufacture or have manufactured products containing XYO technology, and sub-license XYO technology to third parties. XYO technology is used for balancing rotating parts in machines so that they produce less vibration, resulting in a machine that operates in a more energy efficient manner.

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

For the three months ended October 31, 2014 (Q1 ’15), we had no revenue although we continued to develop and market our technology in additional industries.

	Three Months Ended October 31, 2014 (Q1 ’15)	Three Months Ended October 31, 2013 (Q1 ’14)
Revenue	$ 0	$ 131,225

During the three months ended October 31, 2014 and 2013 (Q1 ’15 and ’14), zero and two customers, respectively, $0 and $119,000 (0% and 91% of total revenue). There were no amounts due from these customers at October 31, 2014 (end of Q1 ‘15) and July 31, 2014 (YE ‘14).

Expenses

Our expenses for the three months ended October 31, 2014 and 2013 (Q1 ’15 & ’14), are shown in the table below. Advertising and Marketing rose by approximately $300,000, primarily as a result of there being more product design and commercialization planning activities, funded mainly by means of convertible notes. Travel expenses increased by approximately $12,500 as a result of changing patterns of travel. Management fees increased temporarily by approximately $98,000 as a result of substantial investment in key personnel this quarter, which was funded by means of convertible notes, as discussed separately below. A significant amount of new engineering in regards to potentially patentable intellectual property and the manufacturing thereof, is represented by the new Engineering line item in the table, which is distinct from the commercialization design work that has historically been grouped into Advertising and Marketing. License and Royalty fees varied only slightly, the difference being due to the variable annual amounts payable under the agreement with patent holder ETI. Professional fees remained about the same despite differing patterns of engagement.

	Three Months Ended October 31, 2014 (Q1 ’15)	Three Months Ended October 31, 2013 (Q1 ’14)
Advertising and Marketing	$ 341,019	$ 40,884
Travel	$ 15,210	$ 2,741
Management Fees	$ 137,450	$ 39,050
Engineering	$ 146,373	-
License and Royalty Fees	$ 38,750	$ 36,250
Professional Fees	$ 35,148	$ 36,938
Other	$ 27,289	$ 29,218
Total Expenses	$ 741,239	$ 185,081

For the upcoming year, we plan to keep operating expenses around the same level as for the three months ended October 31, 2014 (Q1 ’15) except that advertising and marketing, management fees, and engineering are expected to return to lower levels. We also expect professional fees to increase substantially due to compliance and governance costs related to being a public company.

Notes regarding management fees:

During the three months ended October 31, 2014 and 2013 (Q1 ’15 & 14), the Company paid certain entities owned by members of management for management services rendered. The Company has not made payments against management fees that have been accruing in recent months. On September 30, 2014, all amounts owing to the president and the president’s entity were combined into a convertible note in his personal name, and all amounts owing to the general manager of operations’ entity were combined into a convertible note in his personal name. As of October 31, 2014 (end of Q1 ’15), the Company had not paid the president's entity for approximately 12 months of management fees, approximately $182,000, plus an earlier accrued $151,000 that also became part of the convertible note; and the Company had not paid the general manager of operations' entity for approximately 14 months of management fees, approximately $77,000.

Notes regarding  warrants, stock options and convertible notes:

Warrants were re-issued without derivative features during the three months ended October 31, 2013 (Q1 ’14), and as a result we report a Warrant Issuance Expense of $184,408.

Stock options were issued during the three months ended October 31, 2014 (Q1 ’15), and as a result we report a Stock Option Issuance Expense of $678,303.

Convertible notes were issued during the three months ended October 31, 2014 (Q1 ’15) in relation to approximately $613,000 of non-cash expenses.

The impact of warrants, stock options and convertible notes is discussed further under the heading Net Loss, below.

Income and Operation Taxes

The Company has not filed U.S. or Canadian income tax returns since its inception, as it has incurred continual losses since that time. The Company has not recognized any tax benefits for the periods presented as it is more likely than not that the tax benefits will not be realized.

Net Loss

We incurred net losses for the three months ended October 31, 2014 and 2013 (Q1 ’15 & ’14), amounting to $1,447,707 and $242,209, respectively.

Notes regarding impact of warrants, stock options and convertible notes on Net Loss:

Warrant Issuance Expense and Stock Option Issuance Expense are non-cash expenses that have a significant effect on the Net Loss figure. However, under Generally Accepted Accounting Principles regarding the valuation of different types of share purchase warrants and stock options, we are required to record these non-cash expenses on our financial statements. In addition, convertible notes were issued in relation to non-cash expenses. Without these three expense categories, the net loss for the three months ended October 31, 2014 and 2013 (Q1 ’15 & ’14) would have been $156,866 and $57,801 respectively.

Because of the potential for misinterpretation of the Statements of Operations in this regard, we draw the reader’s attention alternatively to the Statements of Cash Flows line item “Net cash flows (used) provided in operating activities,” which removes the effect of non-cash items and shows that operations consumed approximately $132,634 in cash during the three months ended October 31, 2014 (Q1 ’15), and provided approximately $99,400 in the three months ended October 31, 2013 (Q1 ’14).

Going Concern Qualification

Our lack of meaningful operating revenues, negative working capital, cash used in operations, and having an accumulated deficit to date, raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

We have executed or prepared to execute the types of activities described in “Revenue” above.

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

A number of transactions have recently been funded through the issuance of stock in the Company:

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

In October 2014, the Company was provided publicity services from a non-affiliated entity that was paid partly via issuance of 30,000 shares of common stock in the Company at a value of $0.30 per share. The stock issuance was booked as prepaid stock services to be applied against monthly fees of $1,500 per month commencing October 1, 2014.

In October 2014, the Company entered into a twelve month non-exclusive public relations campaign agreement with an non-affiliated entity for a total value of $220,500 consisting of monthly cash payments of $2,500 and the issuance of 254,000 shares of common stock in the Company at a value of $0.75 per share. $10,500 of the stock issuance was applied toward initial setup fees, and the remainder was set up as prepaid stock services to be applied against monthly fees of $15,000 per month commencing November 1, 2014.

In the three months ended October 31, 2014 (Q1 ’15), the following significant financing activities were set in motion:

The Company’s Board authorized a plan for the potential issuance of non-statutory stock options to independent contractors and consultants as well as to employees, in an aggregate quantity of up to 15% (as of October 29, 2014, 5,102,775 Shares) of the issued and outstanding common stock total at the time of any grant. 302,775 shares of the authorized total are as yet not granted. Options have been granted to purchase a total of 4,800,000 shares at $0.30 per Share. No options had previously been granted. The terms, prices, and quantities of any future grants are to be determined.

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

During the next 12 months, we anticipate engaging in the following activities to support the implementation of our business plan. We may vary our plans depending upon operational conditions and available funding:

Supplemental Actions	Cost
Securing of potential joint venture partners/investors for manufacturing and distribution in various industries, including international travel, marketing, due diligence, etc.	$ 600,000
Provision of engineering and marketing support to industry joint ventures	$ 1,000,000
Management, administration, insurance, and other overhead costs associated with the above	$ 600,000
Public company governance and compliance costs associated with the above	$ 200,000
Intellectual property augmentation: acquisition of additional IP, expansion of XYO patents, development of non-XYO patents, and IP enforcement	$ 600,000
Total	$ 3,000,000

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

The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts is not considered necessary at October 31, 2014 and 2013 (end of Q1 ’15 & ’14). The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

Warrant and Stock Option Valuation

Fair value is estimated using the Black-Scholes option valuation technique, utilizing Level II inputs. The observable inputs include the exercise price of the warrants and options, the treasury yield curve, the Company’s common stock price and the expected volatility, which is based on the average volatilities of five similar public entities. Option-based techniques are highly volatile and sensitive to changes in the Company’s trading market price and the trading market price of various peer companies, which historically have high volatility.

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

 New Accounting Pronouncements

Other than as disclosed in previous financial statements, we do not believe that any accounting pronouncements recently issued by the FASB, the AICPA, and the SEC, would if adopted have a material effect on our present or future financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of October 31, 2014 (end of Q1 ’15 ). Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2014 as a result of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate said ineffectiveness.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended October 31, 2014 (Q1 ’15) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. USE OF PROCEEDS

Not applicable.  We will not receive any proceeds from the sale of shares offered by the selling shareholders pursuant to the S-1/A No. 3 Amended Registration Statement made effective January 10, 2014.

ITEM 6. EXHIBITS

See Part I, Item I for Financial Statements. The Exhibits below are filed herewith.

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

Perpetual Industries Inc.
Registrant

December 15, 2014	/s/ Brent W. Bedford
Date	Brent W. Bedford, Chairman of the Board, CEO, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer