Form 10-Q
period 2015-01-31
PERPETUAL INDUSTRIES INC.
filed 2015-03-16
CIK 1395445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015.

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

34,266,000 common shares issued and outstanding as of March 13, 2015

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Perpetual Industries Inc.

Contents

Balance Sheets as of January 31, 2015 (end of Q2 ’15, unaudited) and July 31, 2014 (YE ’14)

Statements of Operations for the Six Months and Three Months Ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14, and Q2 ’15 & ’14, unaudited)

Statements of Cash Flows for the Six Months Ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14, unaudited)

Notes to Financial Statements (unaudited)

Perpetual Industries Inc.

Balance Sheets

	January 31, 2015 (end of Q2 ’15, unaudited)	July 31, 2014 (YE ’14)
Assets
Current Assets
Cash	$ 7,675	$ 32,117
Accounts Receivable	535	535
Total current assets	8,210	32,652
Equipment, Net of Accumulated Depreciation	3,783	3,406
Total assets	$ 11,993	$ 36,058
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable (including related party balances of approximately $25,189 and $150,000 at January 31, 2015 and July 31, 2014 respectively)	$ 30,641	$ 151,653
Accrued expenses (including related party balances of approximately $52,576 and $1,113,000 at January 31, 2015 and July 31, 2014 respectively)	245,658	1,330,140
Convertible notes payable and accrued interest (including related party balances of approximately $1,436,000 and $0 at January 31, 2015 and July 31, 2014 respectively)	1,913,231	-
Other current liabilities	67,895	64,016
Total current liabilities	2,257,425	1,545,809
Long Term Liabilities	-	110,000
Total liabilities	2,257,425	1,655,809
Stockholders' Deficit
Common stock, $.001 par value, 100,000,000 shares authorized, 34,266,000 and 33,122,000 shares issued and outstanding at January 31, 2015 and July 31, 2014 respectively

	34,266	33,123
Capital in excess of par value	6,260,468	5,045,258
Prepaid stock services	(138,000)	-
Deficit accumulated during development stage	(8,402,166)	(6,698,132)
Total stockholders' deficit	(2,245,432)	(1,619,751)
Total liabilities and stockholders' deficit	$ 11,993	$ 36,058

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

Statements of Operations (unaudited)

	Six Months Ended January 31,		Three Months Ended January 31,
	2015 (Q1/Q2 ’15)	2014 (Q1/Q2 ’14)	2015 (Q2 ’15)	2014 (Q2 ’14)
Revenues	$ -	$ 157,211	$ -	$ 25,986
Operating Expenses
Related party expenses	(277,569)	(168,193)	(90,418)	(81,363)
Other operating expenses	(677,345)	(186,627)	(123,257)	(88,376)
Total operating expenses	(954,914)	(354,820)	(213,675)	(169,739)
Operating loss	(954,914)	(197,609)	(213,675)	(143,753)
Other Income (Expense)
Interest income, related party	(5,589)	15,898	(2,833)	7,220
Interest expense, related party	(48,096)	(24,845)	(28,696)	(12,682)
Interest expense, non-related party	(16,469)	(1,182)	(10,212)	(1,182)
Stock option issuance expense	(678,303)	-	-	-
Warrant issuance expense	-	(184,408)	-	-
Other	(663)	6,468	(911)	6,928
Net Loss	(1,704,034)	(385,678)	(256,327)	(143,469)
Basic and Diluted Loss Per Share	$ (0.05)	$ (0.01)	$ (0.01)	$ (0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	33,837,367	32,470,000	34,186,293	32,470,000

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

Statements of Cash Flows

(unaudited)

	Six months ended January 31,
	2015 (Q1/Q2 ’15)	2014 (Q1/Q2 ’14)
Cash flows from operating activities
Net Loss	$ (1,704,034)	$ (385,678)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation	909	921
Issuance of stock options	678,303	-
Issuance of warrants	-	184,408
Amortization of common stock issued for services	61,500	-
Expenses incurred related to issuance of convertible notes payable	649,809	-
Increase (Decrease) in:
Accounts payable	30,272	13,367
Accrued expenses	28,658	104,493
Deferred revenue	-	(23,775)
Other liabilities	3,877	(989)
Net cash flows (used) in operating activities	(250,706)	(107,253)

Cash flows used in investing activities
Purchase of equipment	(1,286)	-
Net cash flows used in investing activities	(1,286)	-

Cash flows provided by financing activities
Proceeds from notes payable	-	100,000
Proceeds from exercise of warrants	227,550	-
Net cash flows provided by financing activities	277,550	100,000

Net change in cash	(24,442)	(7,253)
Cash, beginning of period	32,117	30,348
Cash, end of period	$ 7,675	$ 23,095

Supplemental Disclosures of Cash Flow Information

The Company has not paid any income taxes or interest since its inception. See the accompanying notes.

Non-cash Investing and Financing Activities

The Company issued shares of common stock for prepaid services as follows:

Six months ended January 31, 2015	284,000 shares	$ 199,500
Three months ended January 31, 2015	-	-
Six and three months ended January 31, 2014	-	-

The Company issued common stock to retire debenture principal and interest, as follows:

Six months ended January 31, 2015	370,000 shares	$ 111,000
Three months ended January 31, 2015	-	-
Six and three months ended January 31, 2014	-	-

The Company issued convertible notes payable to relieve accounts payable and accrued expenses, as follows:

Six months ended January 31, 2015	$ 1,863,537
Three months ended January 31, 2015	-
Six and three months ended January 31, 2014	-

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

Notes to Financial Statements

 Six Months and Three Months Ended January 31, 2015 and 2014
(Q1/Q2 ’15 & ’14, and Q2 ’15 & ’14, unaudited)

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has negative working capital, has cash used in operations of $250,706 for the six months ended January 31, 2015 (Q1/Q2 ’15), and an accumulated deficit, i.e. an overall loss since inception. While the Company’s current principal business activities are to coordinate the research and development of products that feature the XYO mechanical balancing system and to market these products, there can be no assurance that the Company will be able to successfully develop or operate a business using this concept. Our lack of meaningful operating revenues, negative working capital, cash used in operations, and having an accumulated deficit to date, raise substantial doubt about our ability to continue as a going concern.

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

Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculations. Common stock warrants and options to purchase 20,217,500 and 16,509,500 shares of common stock for the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14) and 20,217,500 and 16,509,500 shares of common stock for the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14), respectively, were not included in the computation of diluted weighted average common shares outstanding. Additionally, $1,913,231 of convertible debt and accrued interest can potentially convert into 6,377,437 shares of common stock as of January 31, 2015 (end of Q2 ’15).

Note 3b - Impact of Recently Issued Accounting Standards

Other than as disclosed in previous financial statements, we do not believe that any accounting pronouncements recently issued by the FASB, the AICPA, and the SEC, would if adopted have a material effect on our present or future financial statements.

Note 4 - Loan Receivable and Lease Obligation

During the period January 25, 2005 (Inception) through January 1, 2010, the Company advanced funds to a limited liability company that has been identified as a Variable Interest Entity (“VIE”). These funds supported the operations of this VIE, which are to research and develop products that feature XYO and to market these products. The Company holds a note for these advances and the uncollected interest due, which calls for 9% interest per annum and has a maturity date of August 31, 2012 and is currently in default. In addition to the advancement of funds, the Company continues to have two other forms of involvement with the above VIE. The Company incurred marketing expenses for the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14) totalling approximately $0 and $2,400, respectively, and for the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14), $0 and $0, respectively, for services performed by the VIE. In this regard there was no balance owing to the VIE at January 31, 2015 (end of Q2 ’15) and July 31, 2014 (YE ’14). The Company also leases its offices from the above VIE. The terms of the lease call for monthly rent of $3,000 through March 31, 2015. The Company’s involvement with this VIE is limited to the aforementioned transactions.

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

The maximum exposure to loss from this variable interest is limited to the collection of the loan receivable. The Company’s variable interest in the VIE amounted to $809,245 as of July 31, 2010 prior to the establishment of a full allowance on that date. Factors considered in establishing the allowance included the current financial condition of the VIE coupled with the fact that the loan is not guaranteed and has no liquidation preference. The carrying amounts on the balance sheets as of January 31, 2015 (end of Q2 ’15) and July 31, 2014 (YE ’14) are $0, net of allowances.

Total rent expense for the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14) was approximately $16,000 and $17,100, respectively, and for the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14), $7,900 and $8,400, respectively. The future rent obligations under this lease will require approximately $6,000 for the remaining two months until the lease ends. Since February 2012, the Company’s rent obligations have been met by recording the amount of rent expense as interest income in lieu of cash outlay, and this arrangement may continue. However, during the last six months of the year ended July 31, 2014, and the six months ended January 31, 2015 (Q1/Q2 ’15), the Company paid the VIE’s landlord (the landowner) and the VIE’s utilities providers directly for portions of the back rent and back utilities owed by the VIE, in amounts totaling approximately $33,300 and $25,600, respectively. In the six months ended January 31, 2015 (Q1/Q2 ’15) the VIE paid the Company approximately $4,000 and the Company therefore booked approximately $16,000 rent as paid in cash, with the surplus amount of $5,600 being applied against interest income.

Note 5 – Non-Derivative Warrants

In the years ended July 31, 2014 and 2013, the Company issued 2,069,000 and 14,440,500 non-derivative warrants in connection with previous issuances of 2,069,000 and 14,440,500 shares of common stock, respectively. These warrants vest immediately upon grant date and have a two year expiration period. The warrants have fixed escalating exercise prices based on time elapsed from the date of grant, ranging from $0.30 to $0.50 per share for subscriptions before March 14, 2007, and from $0.40 to $0.60 per share for subscriptions after that date. For the six months ended January 31, 2015 and 2014, the Company recorded $0 and $184,408 of expense, respectively, associated with warrants.

The following is a reconciliation of the number and weighted-average exercise prices for the warrants with non-derivative features:

	Warrants
	Number of Shares	Weighted Average Exercise Price ($)
Outstanding, July 31, 2014	15,907,500	0.47
Exercised in six months ended January 31, 2015	(490,000)	0.46
Outstanding, January 31, 2015 (end of Q2 ‘15)	15,417,500	0.57

The following summarizes information about warrants with non-derivative features outstanding as of  January 31, 2015 (end of Q2 ’15):

Exercise Price	Number of Warrants	Remaining Life
$0.60	2,336,000	0.04 Years
$0.50	2,495,500	0.37 Years
$0.60	8,669,500	0.37 Years
$0.50	1,916,500	0.54 Years

The Company estimated the fair value of the warrants issued during the periods using the Black-Scholes option pricing model with the following assumptions:

	Year Ended July 31, 2014	Year Ended July 31, 2013
Expected life (in years)	2	2
Expected dividend yield (%)	0.00	0.00
Expected volatility (%)	81.3	79.7
Risk free interest rate (%)	0.36	0.33

Note 6 – Stock Options

In the six months ended January 31, 2015 (Q1/Q2 ’15), the Company issued non-statutory stock options to independent contractors and consultants as well as to employees. Options have been granted to purchase a total of 4,800,000 shares at $0.30 per Share. The Board of the Company has authorized the Chairman, President and CEO to issue a cumulative aggregate quantity of up to 15% (as of January 31, 2015, 5,139,900 shares) of the issued and outstanding common stock total at the time of any grant. As of January 31, 2015, 339,900 shares of the authorized total had not been granted. No options had previously been granted. The terms, prices, and quantities of any future grants are to be determined.

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

These stock options vest immediately upon grant date and have expiration periods of two, three, or five years. The exercise price is fixed at $0.30 per share. The Company recorded $678,303 of expense associated with these stock options at the time of issuance. The following summarizes information about stock options outstanding as of January 31, 2015 (end of Q2 ’15):

Exercise Price	Grant Date Fair Value	Number of Options	Remaining Life
$0.30	$0.17	3,250,000	4.67 Years
$0.30	$0.10	670,000	2.67 Years
$0.30	$0.06	880,000	1.67 Years

The Company estimated the fair value of the options issued during the periods using the Black-Scholes option pricing model with the following assumptions:

	2 year term	3 year term	5 year term
Expected life (in years)	1	1.5	2.5
Expected dividend yield (%)	0.00	0.00	0.00
Expected volatility (%)	52.8	69.5	98.7
Risk free interest rate (%)	0.13	0.58	1.07

Note 7 - Convertible Notes

In the six months ended January 31, 2015 (Q1/Q2 ’15), the Board authorized the Company’s Chairman, President and CEO to enter the Company into various convertible notes for the purposes of (1) retiring existing debts and (2) taking on new debts for services rendered. The fixed conversion price is set at $0.30 per share, up to an aggregate total of 8,000,000 shares, hence a total potential value of $2,400,000. The notes do not specify any repayment term, have an interest rate of 8%, and do not involve any collateral; accordingly they are considered short term liabilities.

In connection with the issuance of these convertible notes the Company recognized approximately $650,000 in non-cash expenses during the six months ended January 31, 2015 (Q1/Q2 ’15), related to management services, royalty and license fees, and various marketing, engineering and administrative services, and accrued interest.

Holder’s Relationship to Company	Nature of Services	Convertible Principal	Convertible Interest as at Jan. 31, 2015

Chairman, President and CEO	Management services to Sep 30 ’14	$ 328,960	$ 8,772
General Manager of Operations	Management services to Sep 30 ’14	72,251	1,927
	Subtotal, Executive Officers (as defined in Rule 501(f) of Securities Act Regulation D)	401,211	10,699

Licensor of XYO Technology	Royalty and license fees accrued as at Sep 30 ’14 including accrued interest	997,826	26,609
All others: consultants and/or independent contractors	Various marketing, engineering and administrative services	464,500	12,386
	Subtotal, Non-Executive Officers	1,462,326	38,995

	Total	$ 1,863,537	$ 49,694

Note 8 – Reg D 506(c) Offering

In the six months ended January 31, 2015 (Q1/Q2 ’15), the Company began the pursuit of additional financing in the form of a private offering in accordance with Regulation D under the Securities Act and subject to the terms of an appropriate private placement memorandum. Said offering is for the sale of a maximum of 4,800,000 shares of the Company’s $0.001 par value common stock at a price per share of $0.75, for a maximum offering amount of $3,600,000. There is no minimum offering and no provision to return or escrow investor funds if any minimum number of shares is not sold. The minimum investment established per investor is $15,000, unless such minimum is waived in the Company’s sole discretion. This offering is restricted to Accredited Investors. No funds have been accepted in relation to said offering.

Note 9 – Accrued Expenses

Accrued expenses as of January 31, 2015 (end of Q2 ’15) and July 31, 2014 (YE ’14) consisted of the following:

	January 31, 2015 (end of Q2 ’15)	July 31, 2014 (YE ’14)
Accrued license fees	$ 26,667	$ 287,873
Accrued royalties	25,000	475,000
Accrued interest	9,924	204,200
Accrued management fees	-	151,000
Accrued legal fees	125,000	125,000
Accrued audit fees	59,067	87,067
	$ 245,658	$ 1,330,140

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

During the period January 25, 2005 (Inception) through January 31, 2015 (end of Q2 ’15), the Company paid certain entities owned by members of management for management services rendered. The amounts for the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14) were approximately $178,500 and $76,900, respectively, and for the three months ended January 31, 2015 and 2014 (Q2 ’15 &’14), $40,100 and $37,900, respectively. The Company has not made payments against management fees that have been accruing in recent months, and thus as of January 31, 2015 and 2014 (end of Q2 ’15 & ’14), the Company owed these entities approximately $25,200 and $132,400, respectively, which is included in accounts payable and convertible notes payable in the accompanying balance sheets.

As described in Note 7, on September 30, 2014, all amounts owing to the president and the president’s entity were combined into a convertible note in his personal name, and all amounts owing to the general manager of operations’ entity were combined into a convertible note in his personal name. As of January 31, 2015 (end of Q2 ’15), the Company had not paid the president's entity for approximately 13 months of management fees, approximately $194,000 (not including the $151,000 described above), and the Company had not paid the general manager of operations' entity for approximately 17 months of management fees, approximately $89,000.

During the periods presented, the Company was provided multi-media marketing, advertising and website maintenance services from a related entity. The owner of the entity is a small shareholder of the Company, and a relative of the Company’s president. There was no amount due to this entity at January 31, 2015 (end of Q2 ’15) and July 31, 2014 (YE ’14). Total services provided from this entity to the Company during the six months and three months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14) were $3,400 and $0, respectively, and during the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14) were $2,800 and $0,

Expenses pertaining to the Variable Interest Entity (“VIE”) mentioned in Note 4 are included in Statements of Operations as related party expenses.

Royalties and License Fees Pertaining to Exclusive Rights

In January 2005, the Company entered into a licensing agreement with a related party whose primary business is the ownership and maintenance of patents concerning the XYO technology, for the exclusive rights in XYO for automatic balancing systems suitable in the balancing and stabilization of rotating systems. These rights enable the Company to manufacture, or have manufactured, sell, and use, the products incorporating this technology, and to sub-license to third parties the right to manufacture or have manufactured, sell and use, the products incorporating this technology. The agreement calls for annual royalties and license fees. Royalties are calculated annually at a rate of 2.5% on any revenue derived from the use of the technology, subject to a varying minimum annual royalty fee of up to $125,000, for a period that is equal to the life of the underlying patents, i.e., until March 7, 2023. The license fees are due annually, in advance, in escalating amounts as stated in the agreement through January 2015.

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

As described in Note 7, on September 30, 2014, all amounts owing to this entity were combined into a convertible note. The above agreement continues with respect to license and royalty fees, and interest thereon, that accrue after the date of the convertible note (i.e. the accrued expense amounts in respect of the agreement that appear on the balance sheet at January 31, 2015 represent just four months worth of new accruals).

In connection with the above agreement, the Company incurred royalties for the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14) amounting to $37,500 and $37,500, respectively, and for the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14), $18,750 and $18,750, respectively. Included in accrued expenses as of January 31, 2015 (end of Q2 ’15) and July 31, 2014 (YE ’14) are $25,000 and $475,000 relating to unpaid royalty fees.

The Company also incurred license fees related to the above agreement, amounting to $40,000 and $35,000 in the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14) respectively, and $20,000 and $17,500 for the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14), respectively. Included in accrued expenses as of January 31, 2015 (end of Q2 ’15) and July 31, 2014 (YE ’14) are $26,667 and $287,873 relating to unpaid license fees.

Included in accrued expenses as of January 31, 2015 (end of Q2 ’15) and July 31, 2014 (YE ’14) are $909 and $199,267 of interest accrued on the above amounts outstanding computed in accordance with the agreement.

The following minimum payments are required under the aforementioned royalty and licensing agreement:

Year ended July 31,	Amount
2015 (remaining six months)	$ 82,500
2016	$120,000
Annually thereafter until projected 2023 expiry	$ 75,000

General

The amounts and terms of related party transactions are not necessarily indicative of the amounts and terms which would have been incurred had the transactions been incurred with unrelated parties.

Reconciliation of Related Party Expenses Disclosures

to Related Party Expenses Line of Statement of Operations

	Six months ended January 31, 2015 (Q1/Q2 ’15)	Six months ended January 31, 2014 (Q1/Q2 ’14)	Three Months Ended January 31, 2015 (Q1/Q2 ’15)	Three Months Ended January 31, 2014 (Q1/Q2 ’14)
Management and Other Expenses:
Management services	$ 178,503	$ 76,943	$ 40,056	$ 37,893
Travel-related reimbursement	2,161	$ 451	953	-
Multi-media marketing, advertising and website services	3,381	-	2,781	-

Royalties and License Fees Pertaining to Exclusive Rights, excluding interest which appears under Other Income (Expense)	77,500	72,500	38,750	36,250

Variable Interest Entity outlined in Note 4:
Marketing services	-	2,402	-	-
Rent	16,024	17,098	7,878	8,421
Offset for legal fees paid on VIE’s behalf	-	(1,201)	-	(1,201)

Total Related Party Expenses	$ 277,569	$ 168,193	$ _90,418	$ 81,363

Note 11 – Debenture with Non-Affiliated Shareholder

On October 1, 2013, the Company entered into an unsecured debenture under which it borrowed $100,000 from a non-affiliated shareholder at an annual non compounding interest rate of 12%. Repayments were to be applied first to payment of principal and secondly to payment of interest. No maturity date was specified. During the six months ended January 31, 2015 (Q1/Q2 ’15), this debenture was retired in full, with interest, via conversion of the $111,000 total to 370,000 shares of common stock at a fixed conversion rate of $0.30 per share. Accordingly, as of July 31, 2014, this amount was classified on the balance sheet as a long term liability.

Note 12 – Marketing Engagements with Non-Affiliated Shareholders

During the periods presented, the Company was provided publicity services from a non-affiliated entity that was paid partly via issuance of 30,000 shares of common stock in the Company at a value of $0.30 per share. The stock issuance was booked as prepaid stock services to be applied against monthly fees of $1,500 per month commencing October 1, 2014. There was $575 and $0 due to this entity at January 31, 2015 (end of Q2 ’15) and July 31, 2014 (YE ’14), respectively. Total expenses related to this agreement during the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14), were $21,150 and $0, respectively, and during the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14), were $15,575 and $0, respectively.

During the periods presented, the Company entered into a twelve month non-exclusive public relations campaign agreement with a non-affiliated entity for a total value of $220,500 consisting of monthly cash payments of $2,500 and the issuance of 254,000 shares of common stock in the Company at a value of $0.75 per share. $10,500 of the stock issuance was applied toward initial setup fees, and the remainder was set up as prepaid stock services to be applied against monthly fees of $15,000 per month, which commenced November 1, 2014. There was $2,500 and $0 due to this entity at January 31, 2015 (end of Q2 ’15) and July 31, 2014 (YE ’14), respectively. Total expenses related to this agreement during the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14), were $63,000 and $0, respectively, and during the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14), were $52,500 and $0, respectively.

Note 13 - Customer Concentrations

During the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14), revenues earned from zero and three customers, respectively, amounted to approximately $0 and $157,000 (100% and 100% of total revenue), and during the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14), revenues earned from zero and two customers, respectively, amounted to approximately $0 and $26,000 (100% and 100% of total revenue). There were no amounts due from these customers at January 31, 2015 (end of Q2 ’15) and July 31, 2014 (YE ‘14).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JANUARY 31, 2015 AND 2014 (Q1/Q2 ’15 & ’14, UNAUDITED)

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

For the six months ended January 31, 2015 (Q1/Q2 ’15), we had no revenue although we continued to develop and market our technology in additional industries.

	Six Months Ended January 31, 2015 (Q1/Q2 ’15)	Six Months Ended January 31, 2014 (Q1/Q2 ’14)
Revenue	$ -	$157,211

For the three months ended January 31, 2015 (Q2 ’15), we had no revenue although we continued to develop and market our technology in additional industries.

	Three Months Ended January 31, 2015 (Q2 ’15)	Three Months Ended January 31, 2014 (Q2 ’14)
Revenue	$ -	$25,986

During the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14), zero and three customers, respectively, accounted for $0 and $157,211 (all of the total revenue in both periods). There were no amounts due from these customers at January 31, 2015 (end of Q2 ’15) and July 31, 2014 (YE ’14).

During the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14), zero and two customers, respectively, accounted for $0 and $25,986 (all of the total revenue in both periods). There were no amounts due from these customers at January 31, 2015 (end of Q2 ’15) and July 31, 2014 (YE ’14).

We have no agreements with these customers, who purchase from us on a purchase order type basis only

Expenses

Our expenses for the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14), are shown in the table below. Advertising and Marketing rose by approximately $344,981, primarily as a result of there being more product design and commercialization planning activities, funded mainly by means of convertible notes. Travel expenses increased by approximately $15,500 as a result of changing patterns of travel. Management fees increased temporarily by approximately $104,657 as a result of substantial investment in key personnel during Q1 ’15, which was funded by means of convertible notes, as discussed separately below. A significant amount of new engineering in regards to potentially patentable intellectual property, and the manufacturing thereof, is represented by the new Engineering line item in the table reflecting work done in the first quarter, which is distinct from the commercialization design work that has historically been grouped into Advertising and Marketing. License and Royalty fees varied only slightly, the difference being due to the variable annual amounts payable under the agreement with patent holder ETI. Professional fees decreased by approximately $10,700 due to differing patterns of engagement.

	Six Months Ended January 31, 2015 (Q1/Q2 ’15)	Six Months Ended January 31, 2014 (Q1/Q2 ’14)
Advertising and Marketing	$ 411,674	$ 66,693
Travel	$31,755	16,251
Management Fees	181,600	76,943
Engineering	148,107	-
License and Royalty Fees	77,500	72,500
Professional Fees	58,542	69,202
Other	45,736	53,231
Total Expenses	$ 954,914	$ 354,820

Our expenses for the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14), are shown in the table below. Advertising and Marketing rose by approximately $44,900, primarily as a result of there being more publicity activities, funded mainly by means of stock issued in Q1 ’15. Travel expenses increased by approximately $3,000 as a result of changing patterns of travel. Management fees remained steady except for foreign exchange fluctuations. License and Royalty fees varied only slightly, the difference being due to the variable annual amounts payable under the agreement with patent holder ETI. Professional fees decreased by approximately $8,900 due to differing patterns of engagement.

	Three Months Ended January 31, 2015 (Q2 ’15)	Three Months Ended January 31, 2014 (Q2 ’14)
Advertising and Marketing	$ 70,655	$ 25,808
Travel	16,545	13,511
Management Fees	41,789	37,893
License and Royalty Fees	38,750	36,250
Professional Fees	23,394	32,264
Other	22,542	24,013
Total Expenses	$ 213,675	$ 169,739

For the upcoming year, we plan to keep operating expenses around the same level as for the three months ended January 31, 2015 (Q2 ’15), except that we expect professional fees to increase substantially due to compliance and governance costs related to being a public company.

Notes regarding management fees:

During the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14), the Company paid certain entities owned by members of management for management services rendered. The Company has not made payments against management fees that have been accruing in recent months. On September 30, 2014, all amounts owing to the president and the president’s entity were combined into a convertible note in his personal name, and all amounts owing to the general manager of operations’ entity were combined into a convertible note in his personal name. As of January 31, 2015 (end of Q2 ’15), the Company had not paid the president's entity for approximately 13 months of management fees, approximately $194,000, plus an earlier accrued $151,000 that also became part of the convertible note; and the Company had not paid the general manager of operations' entity for approximately 17 months of management fees, approximately $89,000.

Notes regarding Warrants, stock options and convertible notes:

Warrants were re-issued without derivative features during the six months ended January 31, 2014 (Q1/Q2 ’14), and as a result we report a Warrant Issuance Expense of $184,408.

Stock options were issued during the six months ended January 31, 2015 (Q1/Q2 ’15), and as a result we report a Stock Option Issuance Expense of $678,303.

Convertible notes were issued during the six months ended January 31, 2015 (Q1/Q2 ’15) in relation to non-cash expenses of $649,809 including convertible interest.

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

Net Loss

We incurred net losses for the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14), amounting to $1,704,034 and $385,678, respectively, and for the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14), amounting to $256,327 and $143,469, respectively.

Notes regarding impact of warrants, stock options and convertible notes on Net Loss:

Warrant Issuance Expense and Stock Option Issuance Expense are non-cash expenses that have a significant effect on the Net Loss figure. However, under Generally Accepted Accounting Principles regarding the valuation of different types of share purchase warrants and stock options, we are required to record these non-cash expenses on our financial statements. In addition, convertible notes were issued in relation to non-cash expenses. Without these three expense categories, the net loss for the six months ended January 31, 2015 and 2014 (Q1/Q2 ’15 & ’14) would have been $375,922 and $201,270 respectively, and the net loss for the three months ended January 31, 2015 and 2014 (Q2 ’15 & ’14) would have been $219,056 and $143,469 respectively.

Because of the potential for misinterpretation of the Statements of Operations in this regard, we draw the reader’s attention alternatively to the Statements of Cash Flows line item “Net cash flows (used) provided in operating activities,” which removes the effect of non-cash items and shows that operations consumed approximately $251,000 in cash during the six months ended January 31, 2015 (Q1/Q2 ’15), versus approximately $107,000 in the six months ended January 31, 2014 (Q1/Q2 ’14).

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

In the six months ended January 31, 2015 (Q1/Q2 ’15), the following significant financing activities were set in motion:

The Company’s Board authorized a plan for the potential issuance of non-statutory stock options to independent contractors and consultants as well as to employees, in an aggregate quantity of up to 15% (as of March 13, 2015, 5,139,900 shares) of the issued and outstanding common stock total at the time of any grant. As of March 13, 2015, 339,900 shares of the authorized total had not been granted. Options have been granted to purchase a total of 4,800,000 shares at $0.30 per Share. No options had previously been granted. The terms, prices, and quantities of any future grants are to be determined.

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

The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts is not considered necessary at  January 31, 2015 and 2014 (end of Q2 ’15 & ’14). The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of January 31, 2015 (end of Q2 ’15). Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2015 as a result of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate said ineffectiveness.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended January 31, 2015 (Q1/Q2 ’15) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From August through December 2014, the Company issued 490,000 shares of common stock at prices ranging from $0.40 to $0.60 per share related to the exercise of common stock warrants, for cash proceeds of approximately $228,000.

During September 2014, the Company issued 30,000 shares of common stock to a consultant related to services performed at $0.30 per share.

During October 2014, the Company issued 254,000 shares of common stock to a consultant related to services performed at $0.75 per share.

During September 2014, the Company issued 370,000 shares of common stock at $0.30 per share related to the conversion of certain unsecured debentures and accrued interest.

The Company issued the above common stock without registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

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

Perpetual Industries Inc.
Registrant

March 16, 2015	/s/ Brent W. Bedford
Date	Brent W. Bedford, Chairman of the Board, CEO, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer