Form 10-Q
period 2015-04-30
PERPETUAL INDUSTRIES INC.
filed 2015-06-15
CIK 1395445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015.

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

34,266,000 common shares issued and outstanding as of April 30, 2015

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Perpetual Industries Inc.

Contents

Balance Sheets as of April 30, 2015 (end of Q3 ’15, unaudited) and July 31, 2014 (YE ’14)

Statements of Operations for the Nine Months and Three Months Ended April 30, 2015 and 2014 (Q1-Q3 ’15 & ’14, and Q3 ’15 & ’14, unaudited)

Statements of Cash Flows for the Nine Months Ended April 30, 2015 and 2014 (Q1-Q3 ’15 & ’14, unaudited)

Notes to Financial Statements (unaudited)

Perpetual Industries Inc.

Balance Sheets

	April 30, 2015 (end of Q3 ’15, unaudited)	July 31, 2014 (YE ’14)
Assets
Current Assets
Cash	$ 8,839	$ 32,117
Accounts Receivable	535	535
Total current assets	9,374	32,652
Equipment, Net of Accumulated Depreciation	3,308	3,406
Total assets	$12,682	$ 36,058
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable (including related party balances of approximately $60,186 and $150,000 at April 30, 2015 and July 31, 2014 respectively)	$ 84,548	$ 151,653
Accrued expenses (including related party balances of approximately $94,356 and $1,113,000 at April 30, 2015 and July 31, 2014 respectively)	$288,502	$1,330,140
Convertible notes payable and accrued interest (including related party balances of approximately $1,464,325 and $0 at April 30, 2015 and July 31, 2014 respectively)	$1,950,502	-

Other current liabilities	62,797	64,016
Total current liabilities	2,386,349	1,545,809
Long Term Liabilities	-	110,000
Total liabilities	2,386,349	1,655,809
Stockholders' Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized, 34,266,000 and 33,122,000 shares issued and outstanding at April 30, 2015 and July 31, 2014 respectively

	34,266	33,123
Capital in excess of par value	6,260,468	5,045,258
Prepaid stock services	(90,000)	-
Deficit accumulated during development stage	(8,578,401)	(6,698,132)
Total stockholders' equity (deficit)	(2,373,667)	(1,619,751)
Total liabilities and stockholders' equity (deficit)	$12,682	$ 36,058

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

Statements of Operations (unaudited)

	Nine Months Ended April 30,		Three Months Ended April 30,
	2015 (Q1-Q3 ’15)	2014 (Q1-Q3 ’14)	2015 (Q3 ’15)	2014 (Q3 ’14)
Revenues	$ 27,533	$ 157,211	$ 27,553	$ -
Operating Expenses
Related party expenses	(357,789)	(254,452)	(80,220)	(86,258)
Other operating expenses	(767,147)	(243,456)	(89,802)	(56,830)
Total operating expenses	(1,124,936)	(497,908)	(170,022)	(143,088)
Operating loss	(1,097,383)	(340,697)	(142,469)	(143,088)
Other Income (Expense)
Interest income, related party	5,186	10,721	10,775	(5,177)
Interest expense, related party	(65,288)	(38,290)	(17,192)	(13,445)
Interest expense, non-related party	(38,642)	(2,627)	(22,173)	(1,445)
Stock option issuance expense	(678,303)	-	-	-
Warrant issuance expense	-	(184,408)	-	-
Other	(5,839)	2,896	(5,176)	(3,572)
Net Loss	(1,880,269)	(552,405)	(176,235)	(166,727)
Basic and Diluted Loss Per Share	$ (0.06)	$ (0.02)	$ (0.01)	$ (0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	33,977,104	32,470,000	34,266,000	32,470,000

The accompanying notes are an integral part of the financial statements.

Perpetual Industries Inc.

Statements of Cash Flows

(unaudited)

	Nine months ended April 30,
	2015 (Q1-Q3 ’15)	2014 (Q1-Q3 ’14)
Cash flows from operating activities
Net Loss	$ (1,880,269)	$ (552, 405)
Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Depreciation	100	1,332
Issuance of stock options	678,303	15,000
Issuance of warrants	-	184,408
Amortization of common stock issued for services	109,500	-
Expenses incurred related to issuance of convertible notes payable	687,079	-
Increase (Decrease) in:
Accounts payable	84,177	19,764
Accrued expenses	71,502	149,291
Deferred revenue Prepaid Expenses	- -	(23,775)
Other liabilities	(1,220)	(3,377)
Net cash flows provided (used) in operating activities	(250,828)	(209,762)

Cash flows provided by financing activities
Proceeds from notes payable Proceeds from increases to common stock payable Proceeds from exercise of warrants	- 227,550	100,000 100,800

Net cash flows provided by financing activities	227,550	200,800

Net change in cash	(23,278)	(8,962)
Cash, beginning of period	32,117	30,348
Cash, end of period	$ 8,839	$ 21,386

Supplemental Disclosures of Cash Flow Information

The Company has not paid any income taxes or interest since its inception. See the accompanying notes.

Non-cash Investing and Financing Activities

The Company issued shares of common stock for prepaid services as follows:

Nine months ended April 30, 2015	284,000 shares	$199,500
Nine months ended April 30, 2014	-	-

The Company issued common stock to retire debenture principal and interest, as follows:

Nine months ended April 30, 2015	370,000 shares	$111,000
Nine months ended April 30, 2014	-	-

The Company issued convertible notes payable to relieve accounts payable and accrued expenses, as follows:

Nine months ended April 30, 2015	$1,863,537
Nine months ended April 30, 2014	-

The accompanying notes are an integral part of the financial statements

Perpetual Industries Inc.

Notes to Financial Statements

 Nine Months and Three Months Ended April 30, 2015 and 2014

(Q1-Q3 ’15 & ’14, and Q3 ’15 & ’14, unaudited)

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has negative working capital of $2,376,975 as of April 30, 2015 (Q1-Q3 ’15), and an accumulated deficit, i.e. an overall loss since inception. While the Company’s current principal business activities are to coordinate the research and development of products that feature the XYO mechanical balancing system and to market these products, there can be no assurance that the Company will be able to successfully develop or operate a business using this concept. Our lack of meaningful operating revenues, negative working capital, license expirations, cash used in operations, and having an accumulated deficit to date, raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to carry out its planned principal operations and maintain a certain level of profitability. The Company intends to finance its future activities and working capital needs primarily from the sale of debt and equity securities and ongoing sub-licensing efforts.

Note 3 - Summary of Significant Accounting Policies

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

Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculations. Common stock warrants and options to purchase 17,766,500 and 16,257,500 shares of common stock for the nine months ended April 30, 2015 and 2014 (Q1-Q3 ’15 & ’14) and 17,766,500 and 16,257,500 shares of common stock for the three months ended April 30, 2015 and 2014 (Q3 ’15 & ’14), respectively, were not included in the computation of diluted weighted average common shares outstanding. Additionally, $1,950,502 of convertible debt and accrued interest can potentially convert into 6,501,677 shares of common stock as of April 30, 2015 (end of Q3 ’15).

Note 3b - Impact of Recently Issued Accounting Standards

Other than as disclosed in previous financial statements, we do not believe that any accounting pronouncements recently issued by the FASB, the AICPA, and the SEC, would if adopted have a material effect on our present or future financial statements.

Note 4 – Non-Derivative Warrants

The Company has 12,966,500 warrants currently outstanding and exercisable with exercise prices between $0.50-$0.60 per share. All warrants will expire by August 15, 2015.

Note 5- Convertible Notes and Related Parties Transactions

In the nine months ended April 30, 2015 (Q1-Q3 ’15), the Board authorized the Company’s Chairman, President and CEO, to enter the Company into various convertible notes for the purposes of (1) retiring existing debts and (2) taking on new debts for services rendered. The conversion basis is set at $0.30 per share, up to an aggregate total of 8,000,000 shares, hence a total potential value of $2,400,000. The notes do not specify any repayment term, have an interest rate of 8%, and do not involve any collateral; accordingly they are considered short-term liabilities.

In connection with the issuance of these convertible notes the Company recognized approximately $687,000 in non-cash expenses during the nine months ended April 30, 2015 (Q1/Q2/Q3 ’15), related to management services, royalty and license fees, accrued interest, and various marketing, engineering and administrative services.

The following table details the Convertible Notes Payable and Accrued Interest.

Holder’s Relationship to Company	Nature of Services	Convertible Payable as of April 30, 2015	Convertible Interest as of April 30, 2015

(1) Chairman, President and CEO	Management services to Sep 30 ’14	$ 328,960	$ 15,351
(1) General Manager of Operations	Services to Sep 30 ’14	72,251	3,372
	Subtotal, Executive Officers (as defined in Rule 501(f) of Securities Act Regulation D)	401,211	18,723

(1) Licensor of XYO Technology	Royalty and license fees accrued as at Sep 30 ’14 including accrued interest	997,826	46,565
All others: consultants and/or independent contractors	Various marketing, engineering and administrative services	464,500	21,677
	Subtotal, Non-Executive Officers	1,462,326	68,242

	Total	$ 1,863,537	$ 86,965

(1)

Included as related parties on the balance sheet.

Related Party Expenses Line of Statement of Operations

	Nine months ended April 30, 2015 (Q1-Q3 ’15)	Nine months ended April 30, 2014 (Q1-Q3 ’14)	Three Months Ended April 30, 2015 (Q3 ’15)	Three Months Ended April 30, 2014 (Q3 ’14)
Management and Other Expenses:
Management services	$207,380	$116,307	$28,876	$39,364
Travel-related reimbursement	2,892	451	732
Multi-media marketing, advertising and website services	3,907		526

Royalties and License Fees Pertaining to Exclusive Rights, excluding interest which appears under Other Income (Expense)	118,250	111,250	40,750	38,750

Variable Interest Entity outlined in Note 4:
Marketing services	-	2,402	-
Rent	25,360	25,243	9,336	8,144
Offset for legal fees paid on VIE’s behalf	-	(1,201)	-

Total Related Party Expenses	$357,789	$ 254,452	$80,220	$86,258

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 6 – Debenture with Non-Affiliated Shareholder

On October 1, 2013, the Company entered into an unsecured debenture under which it borrowed $100,000 from a non-affiliated shareholder at an annual non-compounding interest rate of 12%. Repayments were to be applied first to payment of principal and secondly to payment of interest. No maturity date was specified. During the nine months ended April 30, 2015 (Q1/Q2 ’15), this debenture was retired in full, with interest, via conversion of the $111,000 total to 370,000 shares of the Company at a fixed conversion rate of $0.30 per share. Accordingly, as of July 31, 2014, this amount was classified on the balance sheet as a long-term liability.

Note 7 – Marketing Engagements with Non-Affiliated Shareholders

During the nine months ended April 30, 2015, the Company was provided publicity services from a non-affiliated entity that was paid partly via issuance of 30,000 shares of common stock in the Company at a value of $0.30 per share. The stock issuance was booked as prepaid stock services to be applied against monthly fees of $1,500 per month commencing October 1, 2014. There was $0 and $0 due to this entity at April 30, 2015 (end of Q3 ’15) and July 31, 2014 (YE ’14), respectively. Total expenses incurred related to this agreement during the nine months ended April 30, 2015 and 2014 (Q1-Q3 ’15 & ’14), were $21,150 and $0, respectively, and during the three months ended April 30, 2015 and 2014 (Q3 ’15 & ’14), were $0 and $0, respectively.

During the nine months ended April 30, 2015, the Company entered into a twelve-month non-exclusive public relations campaign agreement with a non-affiliated entity for a total value of $220,500 consisting of monthly cash payments of $2,500 and the issuance of 254,000 shares of common stock in the Company at a value of $0.75 per share. $10,500 of the stock issuance was applied toward initial setup fees, and the remainder was set up as prepaid stock services to be applied against monthly fees of $15,000 per month, which commenced November 1, 2014. There was $8,000 and $0 due to this entity at April 30, 2015 (end of Q3 ’15) and July 31, 2014 (YE ’14), respectively. Total expenses incurred related to this agreement during the nine months ended April 30, 2015 and 2014 (Q1-Q3 ’15 & ’14), were $110,500 and $0, respectively, and during the three months ended April 30, 2015 and 2014 (Q3 ’15 & ’14), were $50,000 and $0, respectively.

During the periods presented, the Company entered into a twelve-month service agreement consisting of a total of $45,000 cash and 500,000 shares of common stock in the Company. Shares will be issued in increments of 125,000 shares every 90 days beginning on June 16th, 2015. There was $2,500 and $0 due to this entity at April 30, 2015 (end of Q3 ’15) and July 31, 2014 (YE ’14), respectively. Total services provided from this entity to the Company during the nine months ended April 30, 2015 and 2014 (Q1-Q3 ’15 & ’14), were $3,750 and $0, respectively, and during the three months ended April 30, 2015 and 2014 (Q3 ’15 & ’14), were $3,750 and $0, respectively.

On June 6, 2015, the Company entered into a six month Financial Advisory agreement and upon executing the agreement, issued 1,000,000 restricted shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED APRIL 30, 2015 AND 2014 (Q1-Q3 ’15 & ’14, UNAUDITED)

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

Revenue

We obtain revenue in several ways: agent fees, application evaluation and development projects, licensing, royalties from licensees, and the sale of our own products, and also from sub-letting part of our commercial office space. This year, we have continued to execute, or prepare to execute, the following types of activities:

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

For the nine months ended April 30, 2015 (Q1-Q3 ’15), we had negligible revenue although we continued to develop and market our technology in additional industries.

	Nine Months Ended April 30, 2015 (Q1-Q3 ’15)	Nine Months Ended April 30, 2014 (Q1-Q3 ’14)
Revenue	$27,553	$157,211

For the three months ended April 30, 2015 (Q3 ’15), we had negligible revenue although we continued to develop and market our technology in additional industries.

	Three Months Ended April 30, 2015 (Q3 ’15)	Three Months Ended April 30, 2014 (Q3’14)
Revenue	$27,553	$0

During the nine months ended April 30, 2015 and 2014 (Q1-Q3 ’15 & ’14), one and three customers, respectively, accounted for $27,553 and $157,211 (all of the total revenue in the period). There were no amounts due from these customers at April 30, 2015 (end of Q3 ’15) and July 31, 2014 (YE ’14).

We have no agreements with these customers, who purchase from us on a purchase order type basis only, except that the customer in the nine and three months ended April 30, 2015 is a sub-tenant, the revenue from whom reflects the final three months of six prepaid months.

Expenses

Our expenses for the nine months ended April 30, 2015 and 2014 (Q1-Q3 ’15 & ’14), are shown in the table below. Advertising and Marketing rose by approximately $400,584, primarily as a result of there being more product design and commercialization planning activities, funded mainly by means of convertible notes. Travel expenses increased by approximately $16,859 as a result of changing patterns of travel. Management fees increased temporarily by approximately $106,584 as a result of substantial investment in key personnel during Q1 ’15, which was funded by means of convertible notes, as discussed separately below. A significant amount of new engineering in regards to potentially patentable intellectual property, and the manufacturing thereof, is represented by the new Engineering line item in the table reflecting work done in the first quarter, which is distinct from the commercialization design work that has historically been grouped into Advertising and Marketing. License and Royalty fees varied only slightly, the difference being due to the variable annual amounts payable under the agreement with patent holder ETI. Professional fees decreased by $34,770 due to reduced auditing fees and normalized transfer agency fees.

	Nine Months Ended April 30, 2015 (Q1-Q3 ’15)	Nine Months Ended April 30, 2014 (Q1- Q3 ’14)
Advertising and Marketing	$469,394	$ 68,810
Travel	39,227	22,368
Management Fees Engineering	222,891 148,107	116,307 -
License and Royalty Fees	118,250	111,250
Professional Fees	69,464	104,234
Other	57,303	74,939
Total Expenses	$1,124,936	$ 497,908

Our expenses for the three months ended April 30, 2015 and 2014 (Q3 ’15 & ’14), are shown in the table below. Advertising and Marketing rose by approximately $55,603, primarily as a result of increased publicity activities, funded mainly by means of stock issued in Q1 ’15. Travel expenses increased slightly by $1,300 as patterns of travel remained relatively the same. Management fees remained steady except for foreign exchange fluctuations. License and Royalty fees varied only slightly, the difference being due to the variable annual amounts payable under the agreement with patent holder ETI. Professional fees decreased by approximately $24,110 due to reduced auditing fees and normalized transfer agency fees.

	Three Months Ended April 30, 2015 (Q3 ’15)	Three Months Ended April 30, 2014 (Q3 ’14)
Advertising and Marketing	$57,720	$ 2,117
Travel	7,471	6,117
Management Fees Engineering	41,291 300	39,364
License and Royalty Fees	40,750	38,750
Professional Fees	10,922	35,032
Other	11,567	21,708
Total Expenses	$170,022	$ 143,088

For the upcoming year, we plan to keep operating expenses around the same level as for the three months ended April 30, 2015 (Q3 ’15).

Notes regarding management fees:

During the nine months ended April 30, 2015 and 2014 (Q1-Q3 ’15 & ’14), the Company paid certain entities owned by members of management for management services rendered. The Company has not made payments against management fees that have been accruing in recent months. On September 30, 2014, all amounts owing to the president and the president’s entity were combined into a convertible note in his personal name, and all amounts owing to the general manager of operations’ entity were combined into a convertible note in his personal name. As of April 30, 2015 (end of Q3’15), the Company had not paid the president's entity for approximately 16 months of management fees, approximately $223,000, plus an earlier accrued $151,000 that also became part of the convertible note; the Company had not paid the general manager of operations' entity for approximately 17 months of management fees, approximately $89,000; and the Company had not paid the chief operating officer of operations' entity for approximately 2 months of management fees, approximately $6,758.

Notes regarding warrants, stock options and convertible notes:

Warrants were re-issued without derivative features during the nine months ended April 30, 2015 (Q1-Q3 ’14), and as a result we report a Warrant Issuance Expense of $184,408.

Stock options were issued during the nine months ended April 30, 2015 (Q1-Q3 ’15), and as a result we report a Stock Option Issuance Expense of $687,079.

Convertible notes were issued during the nine months ended April 30, 2015 (Q1-Q3 ’15) in relation to non-cash expenses of $687,079 including convertible interest.

The impact of warrants, stock options and convertible notes is discussed further under the heading Net Loss, below.

Income and Operation Taxes

The Company has not filed U.S. or Canadian income tax returns since its inception, as it has incurred continual losses since that time. The Company has not recognized any tax benefits for the periods presented, as it is more likely than not that the tax benefits will not be realized.

Net Loss

We incurred net losses for the nine months ended April 30, 2015 and 2014 (Q1-Q3’15 & ’14), amounting to $1,880,269 and $552,405, respectively, and for the three months ended April 30, 2015 and 2014 (Q3 ’15 & ’14), amounting to $176,235 and $166,727, respectively.

Notes regarding impact of warrants, stock options and convertible notes on Net Loss:

Warrant Issuance Expense, Stock Option Issuance Expense and Convertible Notes are non-cash expenses that have a significant effect on the Net Loss figure. Under Generally Accepted Accounting Principles regarding the valuation of different types of share purchase warrants and stock options and convertible notes, we are required to record these non-cash expenses on our financial statements. Without these three expense categories, the net loss for the nine months ended April 30, 2015 and 2014 (Q1-Q3 ’15 & ’14) would have been $514,887 and $367,997 respectively.

Because of the potential for misinterpretation of the Statements of Operations in this regard, we draw the reader’s attention alternatively to the Statements of Cash Flows line item “Net cash flows (used) provided in operating activities,” which removes the effect of non-cash items and shows that operations consumed approximately $250,828 in cash during the nine months ended April 30, 2015 (Q1-Q3 ’15), versus approximately $209,762 in the nine months ended April 30, 2014 (Q1-Q3’14).

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

A number of transactions have recently been funded through the issuance of stock in the Company:

In October 2013, the Company entered into an unsecured debenture under which it borrowed $100,000 from a non-affiliated shareholder at an annual non-compounding interest rate of 12%. Repayments were to be applied first to payment of principal and secondly to payment of interest. No maturity date was specified. Subsequent to the July 31, 2014 year-end, this debenture was retired in full, with interest, via conversion to 370,000 shares of the Company at a fixed conversion rate of $0.30 per share. Accordingly, as of July 31, 2014, this amount was classified on the balance sheet as a long-term liability.

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

In the nine months ended April 30, 2015 (Q1-Q3 ’15), the following significant financing activities were set in motion:

The Company’s Board authorized a plan for the potential issuance of non-statutory stock options to independent contractors and consultants as well as to employees, in an aggregate quantity of up to 15% (as of April 30, 2015, 5,139,900 shares) of the issued and outstanding common stock total at the time of any grant. During the nine months ended April 30, 2015, options have been granted to purchase a total of 4,800,000 shares at $0.30 per Share.

The Board authorized the Company’s Chairman, President and CEO to enter the Company into various convertible notes for the purposes of (1) retiring existing debts and (2) taking on new debts for services rendered. The conversion basis is set at $0.30 per share, up to an aggregate total of 8,000,000 shares, hence a total potential value of $2,400,000. The notes do not specify any repayment term, have an interest rate of 8%, and do not involve any collateral; accordingly they are considered short-term liabilities.

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

The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts is not considered necessary at April 30, 2015 and 2014 (end of Q3 ’15 & ’14). The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of April 30, 2015 (end of Q3 ’15). Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2015 as a result of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate said ineffectiveness.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended April 30, 2015 (Q1-Q3 ’15) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Perpetual Industries Inc.
Registrant

June 15, 2015	/s/ Brent W. Bedford
Date	Brent W. Bedford, Chairman of the Board, CEO, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer