Form 10-K
period 2015-07-31
PERPETUAL INDUSTRIES INC.
filed 2015-12-18
CIK 1395445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended July 31, 2015.

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

[   ] Yes    [ x ] No

The aggregate market value of the voting common equity (there is no non-voting common equity) held by non-affiliates, computed for this purpose only by reference to the price at which the common equity was last sold, $0.14 per share, as of the last business day of the Company’s fourth fiscal quarter, July 31, 2015, was approximately $3,232,796. There were 23,091,400 shares held by non-affiliates on that date.

There are 35,491,400 common shares issued and outstanding as of July 31, 2015.

TABLE OF CONTENTS

Forward Looking Statements

3

Part I

Item 1.

Business

5

Item 1A.

Risk Factors

14

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

14

Item 3.

Legal Proceedings

15

Item 4.

Mine Safety Disclosures

15

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

15

Item 6

Selected Financial Data

19

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results
of Operations for the Years Ended July 31, 2015 and 2014

19

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 8.

Financial Statements and Supplementary Data

26

Item 9.

Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

44

Item 9A.

Controls and Procedures

44

Item 9B.

Other Information

44

Part III

Item 10.

Directors, Executive Officers and Corporate Governance

45

Item 11.

Executive Compensation

48

Item 12.

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

50

Item 13.

Certain Relationships and Related Transactions, and Director Independence

51

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

The current focus for Perpetual Industries is to re-design mechanical products in a number of industries, implementing the XYO technology as the core ingredient; allowing XYO to reach its full potential and provide better and more energy efficient products. Our plan is to enter into joint-venture partnerships in each of the industries under consideration.

Operations

In the year ended July 31, 2015, we raised operating capital through private equity investments from exempt investors, using private placement and warrant exercise documentation drafted by securities attorneys; we maintained our exclusive worldwide license of the XYO technology from a related party; and, we continued to execute our business plan which features three key revenue models:

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

We developed and refined our marketing plan, including corporate video and branding work and the creation of our informational websites and printed marketing collateral. We maintain our main corporate website at www.perpetualindustries.com, as well as a technical website at www.xyobalancer.com, and a high performance energy efficient automotive parts marketing website at www.xyoracing.com. Nothing on the websites is part of any prospectus. They are informational and not part of the revenue model.

Our activities resulted in our generating approximately $37,691 in revenue in the year ended July 31, 2015 all of which was derived from application evaluation and development projects.

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
Vibranautics Inc.	$27,553	73%
Energy 66 Ltd.	$8,206	22%
Other	$1,932	5%
Total	$37,691	100%

The Net Loss for the year was approximately $2.1 million, and there was an ending accumulated deficit of approximately $8.8 million. It should be noted that Warrant Issuance Expense, Stock Option Issuance Expense and Convertible Notes are non-cash expenses that have a significant effect on the Net Loss figure. Under Generally Accepted Accounting Principles regarding the valuation of different types of share purchase warrants and stock options and convertible notes, we are required to record these non-cash expenses on our financial statements. Without these three expense categories, the net loss for the year ended July 31, 2015 would have been $358,660.

The XYO technology has been proven to work quite well in prototypes in a variety of applications. Perpetual is now positioned to move into the actual production of its own line of energy efficient XYO branded products, as well as continuing to be able to sub-license and supply the XYO technology to interested manufacturers.

Operating Plan

Our plan is to seek out joint venture partners and form strategic alliances/partnerships in a number of industry segments where our technology, skills and know-how can lead to lower-cost and more energy-efficient and environmentally responsible products. Our vision is that the partners will have deep knowledge of their industry, markets and competitors. We will work with the partners to create products that offer significant performance benefits when compared to products currently being offered in their respective markets.

We are planning joint ventures for the manufacture of XYO branded products in industries with unsatisfied demand for lower vibration. We believe these projects can be off the ground and profitable within one or two years of raising sufficient operating capital. Our goal is to implement XYO as simply and cost effectively as possible into our custom product designs. We have identified suitable suppliers that will assist in the production and assembly of XYO branded products. In some cases it may be appropriate for Perpetual to enter into contracted supplier arrangements with manufacturing and assembly partners.

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

•

Aviation applications: drones, aircraft propellers and motor components

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

Sources and Availability of Raw Materials

Since Perpetual Industries will be working with established manufacturers to make products that are relatively commonplace except for the addition of our innovative XYO technology, there are no concerns about the sources and availability of raw materials. XYO balancers themselves can be made of materials that are abundantly available.

Dependence on One or a Few Major Customers

We do not intend to be dependent on one or a few major customers in the long term, however in the early stages of our manufacturing and sales activity, this may be the case.

Intellectual Property

We are investigating the potential to expand the catalogue of patents and know-how that we have generated, acquired, or obtained the rights to, including the pursuit of patents for innovative features emerging in our product designs.

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

On September 30, 2014, all amounts owing to this entity were combined into a convertible note. The above agreement continues with respect to license and royalty fees, and interest thereon, that accrue after the date of the convertible note (i.e. the accrued expense amounts in respective of the agreement that appear on the balance sheet at July 31, 2015 represent just ten month’s worth of new accruals). As of July 31, 2015, the cumulative balance owed by Perpetual was $94,356.

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

Any expiration of ETI’s patents or claims could adversely affect our business; however, with regard to the importance and effect of these patents, it is necessary to understand the structure of the Company’s intellectual property. Patents have been relied upon to discourage infringement during the research and development stage of the technology. In that sense we believe that the main purpose of the patents has been that they have served to provide the Company a head start against potential competitors. We also believe, based upon management’s knowledge and experience of dealing with the patents, that the information published in the patents in and of itself alone is not sufficient for a reader to engineer an effective implementation of the concepts. A significant body of unpublished know-how and trade secrets is closely held by the Company in order to mitigate the risk of competition that could arise from other parties’ reliance merely upon the information contained in the patents. The Company can derive revenue from sub-licensing its know-how without sub-licensing the rights to patents, or it can, as it has the right to do under the agreement, also sublicense the patents. The Company is increasingly focused on the marketing of not only its intellectual property, but also of finished commercial products through joint ventures in various industries.

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

We have developed relationships with engineering support firms such as Vibranautics Inc., and certain individual contractors, all of which/whom are Authorized XYO Specialists. Such relationships enable us to easily carry out prototyping, design and comparative testing, and to give accurate quotes on materials, assembly and manufacturing.

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

Our Employees

Currently we have two individuals providing primarily management and business administrative services:

Brent Bedford, Chairman, President and CEO, has an oral agreement under which he provides management services through an entity that he owns, Pulseman Inc. All of his time is spent on the Company, except that up to 20 hours per quarter is spent on his directorship of ETI Technologies Inc., Pulseman Inc., and Graffiti Group Inc. He does not believe that this de minimus time spent each quarter detracts from his ability to devote essentially all of his time and efforts to the implementation of our business plan and in no way detracts from the development of our business.

Neil Mulji has served as Chief Operating Officer of Perpetual Industries since February 2015. He plays a supporting role to President and CEO, Brent Bedford, in addition to overseeing testing and instrumentation. He has been working with Perpetual and the XYO Technology since 2010.

Engineering and industrial research and development, design activities surrounding the development and implementation of the XYO technology in a variety of applications, as well as more recent testing, manufacturing planning and sales support have been provided by three individuals on an as-requested basis, including a highly qualified engineer from Vibranautics Inc. (also available to us on an individual contractor basis), a marketing/engineering liaison, and a manager for projects, sales and marketing. We have no formal contract or agreement with these entities and individuals; work is requested and invoiced on a monthly basis.

Capital Requirements

During the next 12 to 24 months, we anticipate engaging in the following activities to support the implementation of our business plan. We may vary our plans depending upon operational conditions and available funding:

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

Subsequent Events

1.

On November 12, 2015, the Company announced that it has entered into a XYO Prototype Evaluation Agreement with WingFan Ltd. & Co. KG to evaluate their axial impellers with the innovative XYO Mechanical Balancing Technology. This agreement outlines the commitment of the companies to work together to complete the evaluation.  As part of the agreement, Perpetual will be providing its know-how, expertise and services to design, install, and test XYO prototypes in two of WingFan’s axial impeller models. Towards the end of the project, Perpetual will prepare a final report quantifying and discussing some of the benefits of applying XYO to the axial impellers, such as: reduced vibration, increased energy efficiency, and improved reliability. Perpetual will also make recommendations on suitable manufacturing methods, and the cost effectiveness to implement XYO.

2.

Perpetual Industries (the “Company”) is required to file timely periodic reports in Canadian jurisdictions (specifically in the provinces of Alberta and British Columbia) because a majority of its shareholders are Canadian citizens, and because its headquarters are based in the Calgary, Alberta, Canada.

On December 4, 2015 the Alberta Securities Commission (“ASC”), and on December 8, 2015 the British Columbia Securities Commission (“BCSC”), issued the Company with a cease trade order due to a default for failure to file its year ended July 31, 2015 annual audited financial statements, annual management's discussion and analysis, certification of annual filings, and annual information form, collectively the “Financial Statements”, on SEDAR (the Canadian public securities documents and information filing system, similar to EDGAR in the US).

As per the Securities Act for the Provinces of Alberta and British Columbia, the ASC and BCSC have ordered that trading or purchasing cease in respect of each security of the Company until this order has been revoked or varied. It should be noted that the ASC and BCSC can only impose restrictions within their respective jurisdictions and do not influence actions by the SEC, or the OTC Markets where the Company’s securities are traded.

The ASC’s decision could affect the market for the Company’s securities as a majority of the shareholders reside in Alberta and they will not be able to trade their securities until such a time when the Company becomes fully compliant with the ASC’s regulations and once the ASC revokes the cease trade order. This could limit supply of the Company’s securities in the public market.

The default with the ASC and BCSC occurred as a result of the Company’s auditors stopping work to prepare the Financial Statements due to unsettled bill payments. The Company lacks the financial resources to settle its bills with its auditors at this time.

The Company will be filing unaudited Financial Statements with the SEC on EDGAR, prepared with the assistance of an independent accountant. This will provide relevant information for stakeholders and the general public. Since the Financial Statements are not audited they will not be in full compliance with disclosure requirements, and the Company may be subject to additional sanctions by the SEC and other securities regulators.

The Company intends to make all reasonable efforts to have the audit of the year ended July 31, 2015 completed at the earliest possible time and meet all our continuous obligations to provide adequate financial disclosure. However, this is dependent on the Company’s ability to find adequate financial resources, negotiate a settlement with the auditors and pay for ongoing compliance costs. The Company will continue its obligations to meet all other disclosure requirements as required by securities regulators.

ITEM 1A. RISK FACTORS.

Not applicable. Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable. Companies that are not an accelerated filer or a large accelerated filer are not required to provide the information required by this item.

ITEM 2. PROPERTIES

The Company leased its offices from Beaver Parts Ltd. at 4009 4th Street SE, Calgary, Alberta Canada T2G 2W4 between the months of Aug 1, 2014 – March 31, 2015. The terms of the lease called for monthly rent of $3,000 Canadian through March 31, 2015. There are no future rent obligations with Beaver for the year ended July 31, 2015.  As of April 1, 2015, the Company entered into a new lease agreement with the landlord Anwil Holdings Ltd. in the same office location:

•

Number of Square Feet: total approx. 2,700 square feet

•

Term of Lease: renewable May 31, 2020

•

Monthly Rental: Canadian $3,308.

•

One time upfront remuneration for the Term of Lease: 50,400 shares of Common Stock valued at $0.75 per share

The property is adequate for our current needs. We occasionally rent out unused sections of the property to third parties for a fee, as long as it does not encumber the Company’s business operations in any way or form. We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of the Company’s Common Stock are quoted under the trading symbol (PRPI) on the OTC Markets, allowing sales of our Common Stock under Rule 144. We are eligible for DTCC (Depository Trust & Clearing Corporation) processing, and intend to apply for DRS (Direct Registration System) and DWAC (Deposit/Withdrawal at Custodian) access, to enable electronic trading.

The first trading activity of the Common Stock on the OTC Markets commenced on December 8, 2014. However, there has been very limited and sporadic trading activity, with limited bid information available. Hence there is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

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

Due to these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market, and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Sales of our Common Stock Under Rule 144

As of July 31, 2015, there were 23,091,400 shares of our common stock held by non-affiliates. Included in these non-affiliate shares are 3,696,400 shares, which, along with another 12,400,000 shares held by affiliates, are defined under Rule 144 of the Securities Act of 1933 as restricted securities. 19,395,000 of our shares held by non-affiliates and none of the shares held by management and their affiliates were registered via a registration statement on Form S-1. All of the remaining shares will be subject to the resale restrictions of Rule 144. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least one year, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Holders

As of the date of this filing, we had 188 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	4,800,000	$0.30 per Share	523,710
Total	4,800,000	$0.30 per Share	523,710

As disclosed by the Form 8-K filed on October 3, 2014, the Company’s Board authorized a plan for the potential issuance of non-statutory stock options (the “Plan”) to independent contractors and consultants as well as to employees, in an aggregate quantity of up to 15% (as of July 31, 2015, 5,323,710 shares) of the issued and outstanding common stock total at the time of any grant. During the year ended July 31, 2015, options have been granted to purchase a total of 4,800,000 shares at $0.30 per Share. Per the terms of the Plan, these options all vested immediately upon grant. Optionees are precluded from selling, transferring or otherwise disposing of any optioned shares during the six months immediately following the grant of the options, and shall be limited to a resale volume not exceeding 1% of the Company’s issued and outstanding stock in any three month period. Each Optionee was granted the right to purchase said shares in their own name or in the name of a designee to be determined at time of exercise.

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

The Company’s filings, news and disclosures can also be searched and viewed on the OTC Markets website at www.otcmarkets.com, or on the Company’s investor website at http://www.perpetualindustries.com/pi/index-investors.html.

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

Shares Issued for Cash, Via Warrant Exercise and Private Placement Subscription Agreement

YE July 31, 2015: On various dates, 490,000 shares of Class A common stock were sold via warrant exercise for $227,550 cash at a price per share ranging from $0.40 to $0.60 to 10 individuals:

Name	Date Cash Received	Date of Issuance	Shares	Issue Price
SLC Development Corp.	August 13, 2014	August 13, 2014	50,000	$0.40
Clayton Wiest	August 15, 2014	August 15, 2014	57,500	$0.40
Craig Dansereau	August 15, 2014	August 15, 2014	70,000	$0.50
George Trehas	August 15, 2014	August 15, 2014	45,000	$0.40
Yvonne Taylor	August 19, 2014	August 19, 2014	20,000	$0.50
Divine Investments Inc.	November 10, 2014	November 10, 2014	45,000	$0.60
Paula Stiven	November 17, 2014	November 17, 2014	33,500	$0.40
Wendy Brooks	November 26, 2014	November 26, 2014	33,500	$0.40
Linear Fusion Corporation	December 5, 2014	December 5, 2014	35,500	$0.50
David Maxwell	December 12, 2014	December 12, 2014	100,000	$0.50

No further warrants were exercised subsequent to July 31, 2015, and all outstanding warrants for the Company’s securities expired on August 15, 2015.

YE July 31, 2015: On various dates, 74,000 shares of Class A common stock were sold via private placement subscription agreement for $14,800 at a price per share of $0.20 to 2 individuals:

Name	Date Cash Received	Date of Issuance	Shares	Issue Price
Elaine S. Coates	June 3, 2015	June 3, 2015	50,000	$0.20
ToonVox	June 17, 2015	Remains to be issued	24,000	$0.20

Shares Issued for Services

On September 29, 2014, 30,000 vested shares of Class A common stock were issued to Smash Street Media for public relation services, having a fair value of $9,000, based on a share price of $0.30.

On October 21, 2014, 254,000 vested shares of Class A common stock were issued to Interlinked to provide 12 months of public relations campaign services, having a fair value of $190,500, based on a share price of $0.75.

On June 15, 2015, 125,000 vested shares of Class A common stock were issued to Hanover International, Inc. for providing capital market advisory services to the Company, having fair value of $12,500, based on a share price of $0.10.

On June 17, 2015, 50,400 vested shares of Class A common stock were issued to Anwil Holdings Ltd as a portion of the Company’s Lease Agreement, having a fair value of $37,800, based on a share price of $0.75.

On June 17, 2015, 1,000,000 vested shares of Class A common stock were issued to Ardour Capital Investments, LLC (“Ardour”) to act as the Company’s investment banker and financial advisor, having a fair value of $45,000, based on a share price of $0.045. Ardour is a research and investment bank focused on Energy Technology / Alternative Energy & Power / Clean & Renewable Technologies. The firm offers a host of services including equity and debt financing, merger and acquisition, exchange listing, project finance, warrant conversion advisory, as well as business plan preparation and review, valuation analyses and strategic planning services.

YE July 31, 2015: A total of 1,459,400 vested shares of Class A common stock were issued for various services and property leasing to the Company, having a total fair value of $294,800, based on an average share price of $0.20.

Name	Date of Issuance	Shares	Issue Price
Smash Street Media	September 29, 2014	30,000	$0.30
Interlinked	October 21, 2014	254,000	$0.75
Hanover International, Inc.	Jun 15, 2015	125,000	$0.10
Anwil Holdings Ltd.	June 17, 2015	50,400	$0.75
Ardour Capital Investments, LLC	June 17, 2015	1,000,000	$0.045

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable. Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED JULY 31, 2015 AND 2014

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

Results of Operations

Revenue

We obtain revenue in several ways: agent fees, application evaluation and development projects, licensing, royalties from licensees, and the sale of our own products. This year, we have continued to execute, or prepare for the following types of activities:

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

For the year ended July 31, 2015, we had $37,691 in revenues, all of which was derived from application evaluation and development projects. Revenue in the year ended July 31, 2015 was down 76% compared to the year ended July 31, 2014..

	Year Ended July 31, 2015	Year Ended July 31, 2014
Revenue	$37,691	$157,212

In the year ended July 31, 2015, the following customers accounted for the amounts and percentages of our total revenues:

Name of Customer	Amount of Net Revenues	Percentage of Total Net Revenues
Vibranautics Inc.	$27,553	73%
Energy 66 Ltd.	$8,206	22%
Other	$1,932	5%
Total	$37,691	100%

We have no agreements with these customers, who purchase from us on a purchase order type basis only.

Pre-Paid Expenses

In October 2014, the Company entered into a twelve-month non-exclusive public relations campaign agreement with an non-affiliated entity for a total value of $190,500 consisting of monthly cash payments of $2,500 and the issuance of 254,000 shares of common stock in the Company at a value of $0.75 per share. $5,000 of the stock issuance was applied toward initial setup fees, and the remainder was recorded as prepaid expense to be applied against monthly fees of $15,000 per month commencing November 1, 2014.  At July 31, 2015, the balance was $45,000.

Expenses

Our expenses for the years ended July 31, 2015 and 2014 are shown in the table below.

	Year Ended July 31, 2015	Year Ended July 31, 2014
Advertising and Marketing:	$521,932	$84,912
Travel	$47,927	$39,243
Management Fees	$245,486	$157,893
License and Royalty Fees	$118,794	$150,000
Professional Fees	$150,173	$120,368
Other	$257,324	$103,783
Total Expenses	$1,341,636	$656,199

Advertising and Marketing expense increased by 84% in the year ended July 31, 2015, when compared to the year ended July 31, 2014.  The following table summarizes the breakdown of included expenses for Advertising and Marketing :

Issuance of Convertible Notes (non-cash expense)	319,500
Third Party Service Agreements (cash/non-cash expenses)	191,575
Marketing Tools & Activities	10,857
Total	521,932

Travel expenses increased by 18% as a result of fluctuating exchange rates and increased travel to conferences and trade shows. License and Royalty fees decreased in the year ended July 31, 2015 when compared to the year ended July 31, 2014. The decrease is due to the variable annual amounts payable under the agreement with patent holder ETI. Professional fees increased by 20% in the year ended July 31, 2015, when compared to the year ended July 31, 2014, as a result of increased investor relations fees for being a public company.

Management fees increased by 36% in the year ended July 31, 2015, when compared to the year ended July 31, 2014. This is the result of issuing convertible notes to management for unpaid management fees that included amounts owing in excess of regularly booked fees. The added fees were included in the convertible notes and considered incentive for management to continue working with on-going, non-payment of regular management fees.

During the years ended July 31, 2015 and 2014, the Company paid certain entities owned by members of management for management services rendered. The Company has not made payments against management fees that have been accruing in recent months. The table below summarizes the unpaid management fees as of July 31, 2015:

Name	Position	Approx. Months Unpaid	Approx Total Unpaid
Brent Bedford	Chairman, President and CEO	6	$47,000
Neil Mulji	Chief Operating Officer (Since Feb 23, 2015)	4	$15,000
Doug Greig	General Manager of Operations (Resigned Feb 15, 2015)	5	$23,400

The Company had not paid the president's entity for approximately 6 months of management fees, approximately $47,000 and the Company had not paid the Chief Operating Officer for approximately 4 months of management fees, approximately $15,000. The previous General Manager of Operations at his time of resignation on February 15, 2015 had not been paid for approximately 5 months of management fees, approximately $23,400.

For the upcoming year, we plan to keep operating expenses around the same level as for the year ended July 31, 2015.

Notes regarding warrants:

During the fiscal years ended July 31, 2014, and 2013, the Company issued 2,069,000 and 14,440,500 non-derivative warrants in connection with previous issuances of 2,069,000 and 14,440,500 shares of common stock, respectively. These warrants vested immediately upon grant date and had a two-year exercise period. The warrants were issued with fixed escalating exercise prices based on time elapsed from the date of grant, ranging from $0.30 to $0.50 per share for subscriptions before March 14, 2007, and from $0.40 to $0.60 per share for subscriptions after that date.  All warrants expired on or before August 15, 2015.

In connection with the issuance of Warrants, the Company recognized approximately $184,408 in non-cash expenses during the fiscal year ended July 31, 2014

Notes regarding convertible notes:

On September 30, 2014, the Board authorized the Company’s Chairman, President and CEO to enter the Company into various convertible notes (the “Convertible Notes”) for the purposes of (1) retiring existing debts and (2) taking on new debts for services rendered. In connection with the issuance of the Convertible Notes the Company recognized approximately $1,079,989 in non-cash expenses during the fiscal year ended July 31, 2015, related to management services, royalty and license fees, and various marketing, engineering and administrative services.

Warrant Issuance Expense, Stock Option Issuance Expense and Convertible Notes are non-cash expenses that have a significant effect on the Net Loss figure. Under Generally Accepted Accounting Principles regarding the valuation of different types of share purchase warrants and stock options and convertible notes, we are required to record these non-cash expenses on our financial statements. Without these three expense categories, the net loss for the year ended July 31, 2015 and 2014 would have been $358,660 and $562,525 respectively.

Income and Operation Taxes

The Company has not filed U.S. or Canadian income tax returns since its inception, as it has incurred continual losses since that time. The Company has not recognized any tax benefits for the years presented, as it is more likely than not that the tax benefits will not be realized.

Net Loss

We incurred net losses for the year ended July 31, 2015 and 2014, amounting to $2,116,952 and $746,933, respectively. Notes regarding impact of warrants, stock options and convertible notes on Net Loss:

Warrant Issuance Expense, Stock Option Issuance Expense and Convertible Notes are non-cash expenses that have a significant effect on the Net Loss figure. Under Generally Accepted Accounting Principles regarding the valuation of different types of share purchase warrants and stock options and convertible notes, we are required to record these non-cash expenses on our financial statements. Without these three expense categories, the net loss for the year ended July 31, 2015 and 2014 would have been $358,660 and $562,525 respectively.

Because of the potential for misinterpretation of the Statements of Operations in this regard, we draw the reader’s attention alternatively to the Statements of Cash Flows line item “Net cash flows (used) provided in operating activities,” which removes the effect of non-cash items and shows that operations consumed approximately $255,381 in cash during the year ended July 31, 2015, versus approximately $339,031 in the year ended July 31, 2014.

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

We anticipate that we will incur certain costs irrespective of our operational and business development activities, including bank service fees and those costs associated with SEC requirements associated with remaining public, estimated to be $125,000 annually. We anticipate that we would incur approximately $900,000 in operational expenses during the next 12 months if we continue to implement our business plan at its current level, comprised of expenses related to continuing to conduct and participate in similar events and operational activities at the same rate as currently. As we estimate our total need for funds for operations at our current level, including all expense of staying public and continuing operations at their current level in the next 12 months is within $1,000,000, we accordingly anticipate an average monthly burn rate of approximately $85,000 during the next 12 months to maintain operations at their current levels as well as pay costs associated with staying public. We do not believe that our current cash resources plus anticipated revenues during the next 12 months will be sufficient to meet these requirements. We anticipate that funding will be provided by the sale of debt or equity securities, as described herein, as well as operational revenue. Management has made no commitment to provide and is not obligated to provide any additional funding.

On October 1, 2013, the Company entered into an unsecured debenture under which it borrowed $100,000 from a non-affiliated shareholder at an annual non-compounding interest rate of 12%. Repayments were to be applied first to payment of principal and secondly to payment of interest. No maturity date was specified. At July 31, 2014, the balance owing was $111,000 including interest. On the statement of cash flows it is shown as a note payable, under financing activities. During September 2014, the debenture was retired in full, with interest, via conversion to 370,000 shares of the Company’s common stock at a conversion rate of $0.30 per share.

During the July 31, 2015 year end, the following significant financing activities occurred:

•

Brent Bedford, the company’s Chairman, President and CEO provided personal funds to the company totalling $9,783. This financing is in addition to the 6 months of unpaid management fees totalling $47,000. Subsequent to July 31, 2015 Brent Bedford also provided approximately $11,500 personally to the Company, bringing the total to date of filing of approximately $21, 283.

•

On September 12, 2014, the Board of Directors adopted the Company’s “2014 Stock Option Plan” (the “Plan”) effective immediately.  The maximum number of options issuable under the Plan is 15% of the Company’s issued and outstanding shares at the time of any grant. Options have been granted to purchase a total of 4,800,000 shares at $0.30 per Share. No options had previously been granted. The notes do not specify any repayment term, have an interest rate of 8%, and do not involve any collateral; accordingly they are considered short term liabilities. These stock options vest immediately upon grant date and have expiration periods of two, three, or five years. The Company recorded $678,303 in non-cash expenses associated with these stock options.

•

On September 30, 2014, the Board authorized the Company’s Chairman, President and CEO to enter the Company into various convertible notes (the “Convertible Notes”) for the purposes of (1) retiring existing debts and (2) taking on new debts for services rendered. Pursuant to the terms of the Convertible Notes, the Convertible Notes are unsecured demand notes, accrue interest at 8% per annum, have a conversion price set at $0.30 per share, with up to 8,000,000 shares of the Company’s common stock, and a total potential value of $2,400,000. The convertible notes have been entered into with various parties for a total principal value convertible into 6,216,000 shares of the Company’s common stock before accrued but unpaid interest (rounded up to the nearest 1,000 shares for each holder). Convertible Notes for the remaining authorized 1,784,000 shares have not been entered into.

•

In connection with the issuance of the Convertible Notes the Company recognized approximately $1,079,989 in non-cash expenses during the fiscal year ended July 31, 2015, related to management services, royalty and license fees, and various marketing, engineering and administrative services.

•

On October 15, 2014, the Company began the pursuit of additional financing in the form of a private offering in accordance with Regulation D under the Securities Act and subject to the terms of an appropriate private placement memorandum. Said offering was for the sale of a maximum of 4,800,000 shares of the Company’s $0.001 par value common stock at a price per share of $0.75, for a maximum offering amount of $3,600,000. There was no minimum offering and no provision to return or escrow investor funds if any minimum number of shares were not sold. The minimum investment established per investor is $15,000, unless such minimum is waived in the Company’s sole discretion. This offering was restricted to Accredited Investors. No funds have been accepted in relation to said offering, which expired on March 15, 2015.

During the next 12 to 24 months, we anticipate engaging in the following activities to support the implementation of our business plan. We may vary our plans depending upon operational conditions and available funding:

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

The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts is not considered necessary at July 31, 2015 and 2014. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

Perpetual Industries Inc.

Contents

Report of Management on Company Financial Statements

Financial Statements:

Balance Sheets as of July 31, 2015 and 2014

Statements of Changes in Stockholders' Equity (Deficit) for Years Ended July 31, 2015 and 2014

Statements of Operations for Years Ended July 31, 2015 and 2014

Statements of Cash Flows for Years Ended July 31, 2015 and 2014

Notes to Financial Statements

REPORT OF MANAGEMENT ON COMPANY FINANCIAL STATEMENTS

As per the Form 12b-25 (Notification of Late Filing of Form 10-K) filed with the SEC on October 30, 2015, our auditor (Warren Averett, LLC) had not completed the audit of the financial statements for year ended July 31, 2015 by the October 29, 2015 deadline due to matters regarding unsettled bill payments.

As of this filing we have still not been able to reach a bill settlement with our auditors due to limited financial resources, and the financial statements submitted here are unaudited. To the best of our knowledge, there is no disagreement with our auditors regarding any accounting or financial disclosures that may have prevented them from completing an audit.

Furthermore, to preserve our limited financial resources, at this time we have chosen not to provide the financial statements in an interactive data format using eXtensible Business Reporting Language (“XBRL”).

For full disclosure, this situation may prevent the Company from complying with its reporting requirements and other provisions of the securities law now and in the future. This failure could negatively affect its stock price, it may lead to additional restrictions imposed by regulators on securities held by investors, and may prevent an investor from registering their shares for resale under the Securities Act. Specifically: the Company will not be considered current in its reporting requirements under Rule 144 of the Securities Act and restricted securities purchased directly from the Company by investors will be subject to an increased holding period of one (1) year; the Company may be subject to SEC sanctions such as suspension of trading in its securities.

In our best effort to provide the most accurate financial information possible to Company stakeholders and the general public, our management hired an independent accounting firm to help prepare and complete its July 31, 2015 year-end financial statements. It should be noted that the accounting firm is not a registered auditor with the Public Company Accounting Oversight Board (“PCAOB”) and as such cannot provide audited financial statements.

In our opinion the financial statements provided and referred to herein presents fairly, in all material respects, the financial position of Perpetual Industries Inc., as of July 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2015, in conformity with U. S. generally accepted accounting principles, to the best of our knowledge and ability.

We intend to make all reasonable efforts to have the audit of the year ended July 31, 2015 completed at the earliest possible time and meet all our continuous obligations to provide adequate financial disclosure. However, this is dependent on the Company’s ability to find adequate financial resources, negotiate a settlement with the auditors and pay for ongoing compliance costs, and cannot be guaranteed.

The Management and Board of Directors

Perpetual Industries Inc.

PERPETUAL INDUSTRIES INC.
Condensed Balance Sheets

	July 31,	July 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$17,800	$32,117
Accounts Receivable	660	535
Prepaid expenses	45,000	-
Total current assets	63,460	32,652

Equipment, Net of Accumulated Depreciation	3,308	3,406

Total assets	$66,768	$36,058

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable (including related party balances of approximately $88,672 and $150,000 at July 31, 2015 and 2014, respectively)	$123,740	$151,653
Accrued expenses (including related party balances of approximately $94,356 and $1,113,000 at July 31, 2015 and 2014, respectively)	292,257	1,330,140
Convertible notes payable and accrued interest (including related party balances of $1,492,306 and $0 at July 31, 2015 and 2014, respectively)	1,987,773	-
Other current liabilities	73,249	64,016
Total current liabilities	2,477,019	1,545,809

Long Term Liabilities	-	110,000

Total liabilities	$2,477,019	$1,655,809

Stockholders' Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized; 35,491,400 shares issued and outstanding at July 31, 2015, 33,122,000 shares issued and outstanding at July 31, 2014.	35,491	33,123
Common stock payable	4,800	-
Capital in excess of par value	6,364,542	5,045,258
Accumulated Deficit	(8,815,084)	(6,698,132)
Total stockholders' equity (deficit)	(2,410,251)	(1,619,751)

Total liabilities and stockholders' equity (deficit)	$66,768	$36,058

	-
The accompanying notes are an integral part of these condensed financial statements.

PERPETUAL INDUSTRIES INC.
Condensed Statements of Operations

	Years Ended
	July 31,	July 31,
	2015	2014
	(Unaudited)	(Audited)

Revenues	$37,691	$157,212

Operating Expenses
Related party expenses	455,955	345,926
Other operating expenses	910,211	310,273
Total operating expenses	1,366,166	656,199

Operating loss	(1,328,475)	(498,987)

Other Income (Expense)
Rent from office sublet	26,989	-
Interest income, related party	5,185	(906)
Interest expense, related party	(136,054)	(52,525)
Interest expense, non-related party	(8,902)	(4,933)
Stock option issuance expense	(678,303)	-
Warrant issuance expense	-	(184,408)
Other	2,608	(5,174)
Total Other Income (Expense)	(788,477)	(246,134)

Net Loss	$(2,116,952)	$(746,933)

Basic and Diluted Loss Per Share	$(0.06)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding	34,154,765	32,660,696

The accompanying notes are an integral part of these condensed financial statements.

PERPETUAL INDUSTRIES INC.
Condensed Statements of Stockholders' Equity (Deficit)
(Unaudited)
						Total Shareholders’ Equity (Deficit)
			Capital In Excess Of Par Value	Common Stock Payable	Accumulated Deficit
	Common Stock Shares	Common Stock Amount

Balances, July 31, 2012	29,251,500	$29,252	$2,548,555	$638,400	$(4,674,914)	$(1,458,707)

Common stock repurchased and cancelled	(20,000)	(20)	(5,980)			(6,000)
Cash received for common stock payable				210,000		210,000
Shares issued in satisfaction of common stock payable	2,828,000	2,828	845,572	(848,400)		-
Shares issued for compensation to securities attorney	160,500	161	47,989			48,150
Shares issued via warrant exercise	250,000	250	99,750			100,000
Warrants issued			1,069,816			1,069,816

Net loss for the year					(1,276,285)	(1,276,285)

Balances, July 31, 2013	32,470,000	$32,471	$4,605,702	$-	(5,951,199)	$(1,313,026)

Warrants issued			184,408			184,408
Shares issued for compensation to transfer agent	50,000	50	14,950			15,000
Shares issued via warrant exercise	602,000	602	240,198			240,800

Net loss for the year					(746,933)	(746,933)

Balances, July 31, 2014	33,122,000	33,123	$5,045,258	$-	$(6,698,132)	$(1,619,751)

Stock options issued			678,303			678,303
Stock based compensation (non-employee)	1,459,400	1,458	293,341			294,799
Shares issued via warrant exercise	490,000	490	227,060			227,550
Shares issued in satisfaction of promissory notes	370,000	370	110,630			111,000
Shares issued for cash	50,000	50	9,950			10,000
Cash received for common stock payable				4,800		4,800

Net loss for the year					(2,116,952)	(2,116,952)

Balances, July 31, 2015	35,491,400	$35,491	$6,364,542	$4,800	$(8,815,084)	$(2,410,251)

The accompanying notes are an integral part of these condensed financial statements.

PERPETUAL INDUSTRIES INC.
Condensed Statements of Cash Flows

	Years Ended
	July 31,	July 31,
	2015	2014
	(Unaudited)	(Audited)
Cash flows from operating activities
Net Loss	$(2,116,952)	$(746,933)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation	1,384	1,743
Issuance of warrants	-	184,408
Issuance of stock options	678,303
Issuance of convertible notes payable	1,079,989	-
Stock based compensation	294,800	15,000
Decrease (Increase) in:
Accounts receivable and prepaid expenses	(45,125)	-
Increase (Decrease) in:
Accounts payable	(137,914)	26,999
Accrued expenses	(24,181)	205,087
Deferred revenue – current	14,315	(23,775)
Other liabilities	-	(1,560)
Net cash flows used in operating activities	(255,381)	(339,031)

Cash flows provided by investing activities
Purchases of computer hardware	(1,286)	-
Net cash flows provided by investing activities	(1,286)	-

Cash flows provided by financing activities
Proceeds from issuance of common stock	10,000	100,000
Proceeds from increases to common stock payable	4,800	-
Proceeds from exercise of warrants	227,550	240,800
Net cash flows provided by financing activities	242,350	340,800

Net change in cash	(14,317)	1,769

Cash, beginning of period	32,117	30,348

Cash, end of period	$17,800	$32,117

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

Note 2 - Basis Of Presentation And Significant Accounting Policies

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Net Loss

We incurred net losses for the year ended July 31, 2015 and 2014, amounting to $2,116,952 and $746,933, respectively. Notes regarding impact of warrants, stock options and convertible notes on Net Loss:

Warrant Issuance Expense, Stock Option Issuance Expense and Convertible Notes are non-cash expenses that have a significant effect on the Net Loss figure. Under Generally Accepted Accounting Principles regarding the valuation of different types of share purchase warrants and stock options and convertible notes, we are required to record these non-cash expenses on our financial statements. Without these three expense categories, the net loss for the year ended July 31, 2015 and 2014 would have been $358,660 and $562,525 respectively.

Because of the potential for misinterpretation of the Statements of Operations in this regard, we draw the reader’s attention alternatively to the Statements of Cash Flows line item “Net cash flows (used) provided in operating activities,” which removes the effect of non-cash items and shows that operations consumed approximately $255,381 in cash during the year ended July 31, 2015, versus approximately $339,031 in the year ended July 31, 2014.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the results of operations or financial position for any years presented.

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company has negative working capital, cash used in operations of $255,381, and an accumulated deficit for the fiscal year ended July 31, 2015. While the Company’s current principal business activities are to coordinate the research and development of products that feature the internationally patented XYO mechanical balancing system and to market these products, there can be no assurance that the Company will be able to successfully develop or operate a business using this concept.

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

The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer creditworthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts is not considered necessary at July 31, 2015, and 2014. The Company determines receivables to be past due based on the payment terms of original invoices. Interest is not typically charged on past due receivables.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits at July 31, 2015, and 2014, and since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC Topic 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to the unrecognized tax benefit in interest expense and penalties in operating expenses. The Company is subject to examination by the Internal Revenue Service and state tax authorities for all tax years since Inception.

The Company has not filed any U.S. or Canadian income or other tax returns. Had the returns been filed there would be taxable losses and tax losses available to offset future taxable income. The Company has not determined the amount of the potential benefits for these tax losses, because at this time it is more likely than not that the benefits will not be realized. For more information, see Note 14 - Income Taxes.

Equipment

Equipment is recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from three to five years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation expense for the years ended July 31, 2015, and 2014, amounted to $1,384 and $1,743, respectively.

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

Advertising and Marketing

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses for the years ended July 31, 2015, and 2014, were approximately $521,932 and $84,912, respectively. The following table summarizes the breakdown of included expenses in the Advertising and Marketing expense account:

Issuance of Convertible Notes (non-cash expense)	319,500
Third Party Service Agreements (cash/non-cash expenses)	191,575
Marketing Tools & Activities	10,857
Total	521,932

Foreign Currencies

The Company determined that its functional currency is the United States dollar since the U.S. dollar is the currency of the environment in which the Company primarily generates and expends cash. Foreign currency transaction gains and losses represent gains and losses resulting from transactions entered into in a currency other than the functional currency of the Company. These transaction gains and losses are included in results of operations. For the year ended July 31, 2015, the Company had foreign currency transaction gains of $2,608, and foreign currency transaction losses of $5,169 for the year ended July 31, 2014.

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

Because of the net losses for all periods presented, the basic and diluted weighted average shares outstanding are the same since including the additional shares would have an anti-dilutive effect on the loss per share calculations. Common stock warrants to purchase shares of common stock for the years ended July 31, 2015, and 2014, were not included in the computation of diluted weighted average common shares outstanding.  All warrants expired on or before August 15, 2015.

Stock

The Company issues shares of its common stock in tranches once the Board of Directors accepts the tranche of stock subscribers. During the years ended July 31, 2015, and 2014, 2,369,400 and 652,000 shares, respectively, were issued for cash, in satisfaction of debt or accrued expenses, or services received. Common stock payable as of July 31, 2015, and 2014, was $4,800 and zero, respectively.

Recently Issued Accounting Standards

Accounting Standards Update No. 2015-03

In April, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently assessing the impact this standard will have on its consolidated financial statements and required disclosures.

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

Accounting Standards Update No. 2014-12

In June, 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently assessing the impact this standard will have on its consolidated financial statements and required disclosures.

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

Accounting Standards Update No. 2014-16

In November, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weigh those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves (for example, contingent versus non-contingent, in-the-money versus out-of-the-money); (2) the circumstances under which the hybrid financial instrument was issued or acquired (e.g., issuer-specific characteristics, such as whether the issuer is thinly capitalized or profitable and well-capitalized); and (3) the potential outcomes of the hybrid financial instrument (e.g., the instrument may be settled by the issuer issuing a fixed number of shares, the instrument may be settled by the issuer transferring a specified amount of cash, or the instrument may remain legal-form equity), as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The effects of initially adopting the amendments in this ASU should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The Company is currently assessing the impact this standard will have on its consolidated financial statements and required disclosures.

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

Note 4 – Equity Transactions

At July 31, 2015, the total number of shares of the Company’s common stock that were issued and outstanding was 35,491,400. At July 31, 2014, the total number of shares of the Company’s common stock that were issued and outstanding was 33,122,000.

Reg D 506(c) Offering

On October 15, 2014, the Company began the pursuit of additional financing in the form of a private offering in accordance with Regulation D under the Securities Act and subject to the terms of an appropriate private placement memorandum. Said offering was for the sale of a maximum of 4,800,000 shares of the Company’s $0.001 par value common stock at a price per share of $0.75, for a maximum offering amount of $3,600,000. There was no minimum offering and no provision to return or escrow investor funds if any minimum number of shares were not sold. The minimum investment established per investor is $15,000, unless such minimum is waived in the Company’s sole discretion. This offering was restricted to Accredited Investors. No funds have been accepted in relation to said offering, which expired on March 15, 2015.

Common Stock

During June 2015, in connection with the execution of a Subscription Agreement dated June 3, 2015, we issued 50,000 shares of our common stock, restricted in accordance with Rule 144, for $10,000, to one individual.

During September 2014, we issued an aggregate of 370,000 shares of our common stock in full satisfaction of $111,000 in debt plus accrued but unpaid interest to one entity.

Warrants Exercised

During the fiscal year ended July 31, 2015, we issued an aggregate of 490,000 shares of our common stock pursuant to the exercise of certain warrants at $0.40 to $0.60 per share for an aggregate of $227,550.

Stock Based Compensation

During the fiscal year ended July 31, 2015, we issued an aggregate of 1,459,400 shares of our common stock, restricted in accordance with Rule 144, to nine individuals and entities for services valued at $294,800.

Stock Options Issuance

On September 12, 2014, the Board of Directors adopted the Company’s “2014 Stock Option Plan” (the “Plan”) effective immediately.  The maximum number of options issuable under the Plan is 15% of the Company’s issued and outstanding shares at the time of any grant. If any shares of common stock subject to an award under the Plan are forfeited, expire, are settled for cash or are tendered by the participant, or withheld by the Company to satisfy any tax withholding obligation, then, in each case, the shares subject to the award may be used again for awards under the Plan to the extent of the forfeiture, expiration, cash settlement, or withholding. The stock option awards issuable under the Plan can be made up of non-statutory stock options only; the Plan does not contemplate incentive options. The Plan dictates that stock options will be granted for terms, prices, and quantities determined at the Board’s discretion, with quantities being in multiples of 1,000 shares. Nonstatutory stock options are available to independent contractors and consultants as well as to employees.

These stock options vest immediately upon grant date and have expiration periods of two, three, or five years. The exercise price is fixed at $0.30 per share. The Company recorded $678,303 in non-cash expenses associated with these stock options at the time of issuance.

Per the terms of the Plan, options vest immediately upon grant. Optionees are precluded from selling, transferring or otherwise disposing of any Optioned Shares during the six months immediately following the grant of the Options, and shall be limited to a resale volume not exceeding 1% of the Company’s issued and outstanding stock in any three month period.

At July 31, 2015, the Company had options outstanding to purchase a total of 4,800,000 shares of common stock under the Plan (the “Option Grant”). The options include options to purchase 3,375,000 shares granted to consultants and/or independent contractors of the Company that are not executive officers as defined in Rule 501(f) of Reg D).

At July 31, 2015, options outstanding were:

Optionee	Relationship to the Company	Options Granted

Brent Bedford	President, Chairman and CEO	1,000,000
Neil Mulji	Chief Operating Officer	425,000
	Subtotal, Executive Officers (as defined in Rule 501(f) of Reg D)	1,425,000

Rod Egan	Director	300,000
Thomas Ristow	Director	300,000
Carl Dilley	Director	200,000
All Others	Consultants and/or independent contractors	2,575,000
	Subtotal, Non- Executive Officers	3,375,000

	Total	4,800,000

Note 5 – Prepaid Expenses

In October 2014, the Company entered into a twelve-month non-exclusive public relations campaign agreement with an non-affiliated entity for a total value of $190,500 consisting of monthly cash payments of $2,500 and the issuance of 254,000 shares of common stock in the Company at a value of $0.75 per share. $5,000 of the stock issuance was applied toward initial setup fees, and the remainder was recorded as prepaid expense to be applied against monthly fees of $15,000 per month commencing November 1, 2014.  At July 31, 2015, the balance was $45,000.

Note 6 – Property And Equipment

Equipment consists of the following:

	July 31, 2015	July 31, 2014
Computer hardware	$29,016	$27,731
Computer software	17,288	17,288
Equipment	9,736	9,736
	56,040	54,755
Less: accumulated depreciation	(52,732)	(51,349)
	$3,308	$3,406

For the fiscal years ended July 31, 2015, and 2014, depreciation expense was $1,384 and $1,743.

Note 7 – Accrued Expenses

Accrued expenses as of July 31, 2015, and 2014, consisted of the following:

	July 31, 2015	July 31, 2014
Accrued license fees	$49,167	$287,873
Accrued royalties	43,250	475,000
Accrued interest	15,773	204,200
Accrued management fees	-	151,000
Accrued legal fees	125,000	125,000
Accrued audit fees	59,067	87,067
	$292,257	$1,330,140

Note 8 - Convertible Notes

On September 30, 2014, the Board authorized the Company’s Chairman, President and CEO to enter the Company into various convertible notes (the “Convertible Notes”) for the purposes of (1) retiring existing debts and (2) taking on new debts for services rendered. Pursuant to the terms of the Convertible Notes, the Convertible Notes are unsecured demand notes, accrue interest at 8% per annum, have a conversion price set at $0.30 per share, with up to 8,000,000 shares of the Company’s common stock, and a total potential value of $2,400,000. The convertible notes have been entered into with various parties for a total principal value convertible into 6,216,000 shares of the Company’s common stock before accrued but unpaid interest (rounded up to the nearest 1,000 shares for each holder). Convertible Notes for the remaining authorized 1,784,000 shares have not been entered into.

In connection with the issuance of the Convertible Notes the Company recognized approximately $1,079,989 in non-cash expenses during the fiscal year ended July 31, 2015, related to management services, royalty and license fees, and various marketing, engineering and administrative services.

At July 31, 2015, the total amount outstanding with respect to the Convertible Notes was:

Holder’s Relationship to Company	Nature of Services	Convertible Principal	Convertible Interest

Chairman, President and CEO	Management services	$328,960	$21,931
Chief Operations Officer	Management services	119,500	7,967
	Subtotal, Executive Officers (as defined in Rule 501(f) of Securities Act Regulation D)	$448,460	$29,898

Licensor of XYO Technology	Royalty and license fees accrued including accrued interest	997,826	66,522
All others: consultants and/or independent contractors	Various marketing, engineering and administrative services	417,251	27,817
	Subtotal, Non-Executive Officers	1,415,077	94,339

	Total	$1,863,537	$124,237

Note 9 – Other Current Liabilities

At July 31, 2015, the Company had $58,934 in amounts owed on credit cards and $14,315 in repaid rent by a sublessor related to the Company subletting a portion of its office space.

Note 10 – Long Term Liabilities

On October 1, 2013, the Company entered into an unsecured debenture under which it borrowed $100,000 from a non-affiliated shareholder at an annual non-compounding interest rate of 12%. Repayments were to be applied first to payment of principal and secondly to payment of interest. No maturity date was specified. At July 31, 2014, the balance owing was $111,000 including interest. On the statement of cash flows it is shown as a note payable, under financing activities. During September 2014, the debenture was retired in full, with interest, via conversion to 370,000 shares of the Company’s common stock at a conversion rate of $0.30 per share.

Note 11 – Warrants

During the fiscal years ended July 31, 2014, and 2013, the Company issued 2,069,000 and 14,440,500 non-derivative warrants in connection with previous issuances of 2,069,000 and 14,440,500 shares of common stock, respectively. These warrants vested immediately upon grant date and had a two-year exercise period. The warrants were issued with fixed escalating exercise prices based on time elapsed from the date of grant, ranging from $0.30 to $0.50 per share for subscriptions before March 14, 2007, and from $0.40 to $0.60 per share for subscriptions after that date.  All warrants expired on or before August 15, 2015.

Note 12 - Lease Obligation

Total rent expense for the years ended July 31, 2015, and 2014, was $71,638 and $33,560, respectively. From Aug 1, 2014 to March 31, 2015, the Company sub-leased it’s offices and rent obligations were met by recording the amount of rent expense as interest income on an outstanding customer loan in lieu of cash outlay. This arrangement ceased March 31, 2015 when the Company entered into a direct lease agreement with the building’s landlord. Part of the new lease agreement, included the issuance of 50,400 shares with a value of $37,800. The future rent obligations under this lease will require approximately $24,000 for the year ended July 31, 2016.

Note 13 - Related Party Transactions and Commitments

Administration and R & D Services

During the year ended July 31, 2015, the Company was provided part-time administrative services through an employee hired directly in Pulseman Inc, the entity owned by President and CEO, Brent Bedford. There was approximately $6,440 due to this entity at July 31, 2015, and $0 at July 31, 2014. Total administrative services provided by the employee of Pulseman Inc. during the years ended July 31, 2015 and 2014 were approximately $15,603  and $0, respectively.

Marketing Expenses

During the fiscal years ended July 31, 2015, and 2014, the Company was provided multi-media marketing, advertising, leased computer equipment and website maintenance services from a related entity. The owner of the entity is a small shareholder of the Company, and a relative of the Company’s president. There was $348 due to this entity at July 31, 2015, and $0 at July 31, 2014. Total services provided from this entity to the Company during the years ended July 31, 2015, and 2014, were approximately $4,434 and $2,800, respectively.

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

On September 30, 2014, all amounts owing to this entity were combined into a convertible note. The above agreement continues with respect to license and royalty fees, and interest thereon, that accrue after the date of the convertible note (i.e. the accrued expense amounts in respective of the agreement that appear on the balance sheet at July 31, 2015 represent just ten month’s worth of new accruals). As of July 31, 2015, the cumulative balance owed by Perpetual was $94,356.

Minimum payments are required under the aforementioned royalty and licensing agreement annually until the projected 2023 expiry date.

The amounts and terms of related party transactions are not necessarily indicative of the amounts and terms which would have been incurred had the transactions been incurred with unrelated parties.

Reconciliation of Related Party Expenses Disclosures to Related Party Expenses Line of Statement of Operations

	Year Ended	Year Ended
	July 31, 2015	July 31, 2014
Management and Other Expenses:
Management services	$245,486	$157,893
Administration and R&D Services	$15,603	-
Airfare reimbursement	-	$451
Marketing, advertising and website services	$4,434	$2,821

Royalties and License Fees Pertaining to Exclusive Rights, excluding interest which appears under Other Income (Expense)
	$118,794	$150,000

Expenses outlined in Note 12:
Marketing services		$2,402
Rent	$33,838	$33,560
Offset for legal fees paid on prior VIE’s behalf	-	$(1,201)

Total Related Party Expenses	$418,155	$345,926

Note 14 - Income Taxes

The Company has not filed U.S. or Canadian income tax returns since its inception, as it has incurred continual losses since that time. The principles used for determining income and deductions to be recognized for income tax purposes will differ from those used in the determination of income and expenses for financial reporting purposes. As of July 31, 2015, and 2014, there are no differences between the tax basis and financial reporting basis of the Company's assets and liabilities which would give rise to deferred tax liabilities upon filing returns. However, as of July 31, 2015, and 2014, differences between the tax basis and financial reporting basis give rise to the following deferred tax assets:

	2015	2014
Allowance for interest and loan losses	$275,143	$275,143
Accrued liabilities	359,031	303,031
Management fees deferred by officer	51,340	51,340
Fixed assets	18,744	17,458
XYO license liability	147,044	97,877
Startup costs	1,660,422	1,554,450
Subtotal	2,511,724	2,299,299
Valuation allowance	(2,511,724)	(2,299,299)
Total	$-	$-

The Company has not recognized any tax benefits for the years presented, as it is more likely than not that the benefits will not be realized.

Because the Company has not begun active business, expenses have been capitalized as start-up cost and will be amortized for tax purposes beginning in the year the Company begins active business.

Note 15 - Customer Concentration

During the fiscal year ended July 31, 2015, approximately 73% of the Company’s revenue was generated from one customer.

Note 16 – Subsequent Events

The Company evaluated its July 31, 2015, financial statements for subsequent events through December 16, 2015, the date the financial statements were available to be issued.

WingFan Prototype Evaluation Agreement

On November 12, 2015, the Company announced that it has entered into a XYO Prototype Evaluation Agreement with WingFan Ltd. & Co. KG to evaluate their axial impellers with the innovative XYO Mechanical Balancing Technology. This agreement outlines the commitment of the companies to work together to complete the evaluation.  As part of the agreement, Perpetual will be providing its know-how, expertise and services to design, install, and test XYO prototypes in two of WingFan’s axial impeller models. Towards the end of the project, Perpetual will prepare a final report quantifying and discussing some of the benefits of applying XYO to the axial impellers, such as: reduced vibration, increased energy efficiency, and improved reliability. Perpetual will also make recommendations on suitable manufacturing methods, and the cost effectiveness to implement XYO.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending July 31, 2015 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act. The reasons for this include not having an accounting staff that would know what disclosures related to accounting need to be included. This conclusion by the Company’s Chief Executive Officer and Principal Financial Officer does not relate to reporting periods after July 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Brent Bedford	47	Chairman, President and CEO
Doug Greig	47	General Manager of Operations (Resigned Feb 15, 2015)
Neil Mulji	31	Chief Operating Officer (Since Feb 23, 2015)
Thomas Ristow	48	Director
Rod Egan	48	Director
Alan Wizemann	39	Director (Resigned September 1, 2014)
Carl Dilley	59	Director (Since May 26, 2015)

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

Doug Greig resigned from the position of General Manager of Operations on February 15, 2015, in which he has served since 2006. His resignation is not related to any disagreement with the Company on any matter relating to its operations, policies or practices, and it is not a removal for cause. Doug will remain available to support the company on an as-needed basis as a member of Perpetual’s Board of Advisors.

Mr. Mulji, MASc. , has served as Chief Operating Officer since February 23, 2105 and has been working with Perpetual and the XYO Technology for several years prior. In his early years with the company he was responsible for testing and instrumentation for engineering projects. Since then he has rapidly grown within the company and has taken an active interest in other areas and a variety of functions. Neil has proven himself to be a well-rounded individual that understands both the technical aspects of the XYO Technology and the business functions required to grow the company. In his new position as Chief Operating Officer, he will be playing a supporting role to Perpetual’s President and CEO, Brent Bedford, in addition to his previous responsibilities. Neil’s credentials include a bachelor’s degree from the University of Waterloo (Distinction—Dean’s Honours List) and a master’s degree from the University of Toronto, both in mechanical engineering. Despite his technical background, Neil has always had a strong interest in business operations. His work experience includes a number of prominent companies such as Ford Motor Company, Magna International, and Molson Coors Brewing Company; he has spent time in varying engineering positions in industry sectors ranging from automotive, to food and beverage, and nanotechnology, and has developed skill sets in project management, product development, testing, analysis, and business development.

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

Carl Dilley was appointed to the Company’s Board of Directors, effective May 26, 2015.  Mr. Dilley has been a career entrepreneur serving as a C-level officer in many different companies and industries. With key roles at Spartan Securities and Island Stock Transfer, Mr. Dilley has been instrumental in taking over 400 companies public. He is currently a managing partner of Endeavour Cooperative Partners, which owns a group of financial services and other companies including: Island Capital Management, LLC, Spartan Securities Group, Ltd., Proxy and Printing LLC., Endeavour Insurance Partners and Pioneer Recycling LLC. He has served as president of Island Stock Transfer, a division of Island Capital Management, LLC from 2003 to present and currently acts as senior executive officer responsible for oversight of the day to day operations. Mr. Dilley having been involved in the investment Industry since 1983, holds FINRA series 24, 66, and 7 Securities licenses to perform retail, investment banking and new listing services functions for Spartan, where he served as managing partner until January 2015, when he recently stepped down to assume the role as President of Pioneer Recycling.  He is a co-founder of Endurance Exploration Group, LLC. and has served as a Director and Chief Operating Officer of Endurance Exploration Group, Inc. (stock symbol: EXPL) since going public in January 2013. He is also a Director of Wrapmail, Inc. (stock symbol: WRAP) and controlling shareholder, Chairman and President of Vacation Travel Corp. As a member of the board, Mr. Dilley will focus on identifying strategic joint venture partnerships and potential mergers and acquisitions that can help Perpetual commercialize the XYO Technology in various industries and applications.

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

Audit Committee

The Company has a separately designated standing audit committee comprised of Chairman, President and CEO Brent Bedford and Director Rod Egan. The Board of Directors has determined that the Company has at least one audit committee financial expert serving on its audit committee: Rod Egan, who is also independent from the management of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table for Year Ended July 31, 2015

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, General Manager of Operations (resigned Feb 15, 2015) and Chief Operating Officer (as of Feb 23, 2015) for all services rendered in all capacities to us for the year ended July 31, 2015.

		Brent Bedford	Doug Greig		Neil Mulji
		Chairman and CEO	GM of Operations		Chief Operating Officer
	Year Ended July 31, 2015	Year Ended July 31, 2014	Year Ended July 31, 2015	Year Ended July 31, 2014	Year Ended July 31, 2015	Year Ended July 31, 2014
Salary	$178,379	$111,866	$50,453	$46,027	$16,654	$0
Bonus	$0	$0	$0	$0	$0	$0
Stock awards	$0	$0	$0	$0	$0	$0
Option awards	$300,000	$0	$120,000	$0	$127,500	$0
Non equity incentive plan compensation	$0	$0	$0	$0	$0	$0
Non qualified deferred compensation	$0	$0	$0	$0	$0	$0
All other compensation	$0	$0	$0	$0	$0	$0
Total	$478,379	$111,866	$170,453	$46,027	$144,154	$0

Brent Bedford, Chairman, President and CEO, has an oral agreement under which he provides management services through an entity that he owns, Pulseman Inc. Under this agreement, he accrued at monthly intervals the total of approximately $178,379 and $111,900 in the years ended July 31, 2015 and 2014, respectively, shown in the table above, and as of July 31, 2015 was expected to accrue at monthly intervals a total of approximately $102,000 in the year ended July 31, 2016. He is also a shareholder.

Neil Mulji, Chief Operating Officer as of February 23, 2015, has an oral agreement under which he provides management services in his personal name. Under this agreement, he accrued at monthly intervals the total of approximately $16,700 and $0 in the years ended July 31, 2015 and 2014, respectively, shown in the table above and as of July 31, 2015 was expected to accrue at monthly intervals a total of approximately $75,000 in the year ended July 31, 2016.

Doug Greig, previous General Manager of Operations, had an oral agreement under which he provided management services through an entity that he owns, Blackbird Insight Inc. Under this agreement he accrued at monthly intervals the total of approximately $50,453 and $46,000 in the years ended July 31, 2015 and 2014, respectively, shown in the table above, and as of July 31, 2015 was expected to accrue at monthly intervals a total of approximately $0 in the year ended July 31, 2016. He resigned on February 15, 2015 and is also a shareholder.

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of July 31, 2015. As of July 31, 2015 there was no equity awards plan in place.

Outstanding Equity Awards at Fiscal Year-End July 31, 2015:

Name	Brent Bedford	Doug Greig	Neil Mulji
Number of Securities Underlying Unexercised Options (#) Exercisable	0	0	0
Number of Securities Underlying Unexercised Options (#) Unexercisable	0	0	0
Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	1,000,000	400,000	425,000
Option Exercise Price ($)	$0.30	$0.30	$0.30
Option Expiration Date	September 30, 2019	September 30, 2019	September 30, 2019
Number of Shares or Units of Stock That Have Not Vested (#)	0	0	0
Market Value of Shares or Units of Stock That Have Not Vested ($)	$0	$0	$0
Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	0	0	0
Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)	$0	$0	$0

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

Directors Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Brent Bedford	0	0	$300,000	0	0	0	$300,000
Thomas Ristow	0	0	$90,000	0	0	0	$90,000
Rod Egan	0	0	$90,000	0	0	0	$90,000
Carl Dilley (Director Since May 26th, 2015)	0	0	$60,000	0	0	0	$60,000

We have no compensation arrangements (such as fees for retainer, committee service, service as Chairman and CEO of the board or a committee, and meeting attendance) with directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on July 31, 2015 by:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors and executive officers, and

•	all of our directors and executive officers as a group.

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

Name	Title	Number of Shares	Number of Shares from Warrants, Options, and Convertible Notes, currently exercisable or exercisable in the next 60 days*	% of Common Share
Brent Bedford	Chairman, President and CEO	11,000,000	2,097,000	36.90%

Neil Mulji	Chief Operating Officer (since Feb 23, 2015)		824,000	2.32%

Doug Greig	General Manager of Operations (resigned Feb 15, 2015)	125,000	766,000	2.51%

Thomas Ristow	Director	300,000	300,000	1.69%

Rod Egan	Director	500,000	300,000	2.25%

Carl Dilley	Director	0	200,000	0.56%
All officers and directors (and management) as a group [6 persons]		11,925,000	4,487,000	46.23%

David Surkan		1,650,000	1,210,000	8.06%
ETI Technologies Inc.		0	3,327,000	9.37%
Other		1,650,000	4,537,000	17.43%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 35,491,400 shares of common stock outstanding as of July 31, 2015.

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

	Year Ended July 31, 2015	Year Ended July 31, 2014
Management and Other Expenses:
Management services	$245,486	$ 157,893
Administration and R&D Services	15,603	0
Airfare reimbursement	0	451
Multi-media marketing, advertising and website maintenance services	4,434	2821

Royalties and License Fees Pertaining to Exclusive Rights, excluding interest which appears under Other Income (Expense)	118,794	150,000

Previous Variable Interest Entity Expenses:
Marketing services	0	2,402
Rent	33,838	33,560
Offset for legal fees paid on VIE’s behalf	0	(1,201)

Total Related Party Expenses	$418,155	$ 345,926

Management and Other Expenses

During the year ended July 31, 2015, the Company paid certain entities owned by members of management (Brent Bedford, Neil Mulji and Doug Greig) for management services rendered. The total amount for the year ended July 31, 2015 was approximately $245,500. The Company had not made payments against management fees that have been accruing in recent months, and thus as of July 31, 2015, the Company owed these entities a total of approximately $85,400.

Specifically, Brent Bedford, Chairman, President and CEO, has an oral agreement under which he provides management services through an entity that he owns, Pulseman Inc. Under this agreement, he accrued at monthly intervals a total of approximately $178,379 in the year ended July 31, 2015, and as of July 31, 2015 was expected to accrue at monthly intervals a total of approximately $102,000 in the year ended July 31, 2016. He is also a shareholder. As of July 31, 2015, the Company had not paid Pulseman Inc. for approximately 6 months of management fees, approximately $47,000.

Brent Bedford, the company’s Chairman, President and CEO provided personal funds to the company totalling $9,783 in addition to the 6 months of unpaid management fees totalling $47,000 as of July 31, 2015. Subsequent to July 31, 2015, Brent Bedford also provided approximately $11,500 personally to the Company, bringing the total to date of filing of approximately $21,283. It is also noted in the year ending July 31, 2013 that Brent Bedford financed the Company approximately $100,000.

Neil Mulji, Chief Operating Officer, provides management services directly to the company. He accrued at monthly intervals a total of approximately $16,700 in the year ended July 31, 2015, and as of July 31, 2015 was expected to accrue at monthly intervals a total of approximately $75,000  in the year ended July 31, 2016. As at July 31, 2015, the Company had not paid Neil Mulji for approximately 4 months of management fees, approximately $15,000.

Doug Greig, previous General Manager of Operations(resigned Feb 15, 2015), had an oral agreement under which he provided management services through an entity that he owns, Blackbird Insight Inc. Under this agreement he accrued at monthly intervals a total of approximately $50,453 in the year ended July 31, 2015, and as of July 31, 2015 was expected to accrue at monthly intervals a total of approximately $0 in the year ended July 31, 2016. He is also a shareholder. As of his time of resignation on February 15, 2015, he had not been paid for approximately 5 months of management fees, approximately $23,400.

During the year ended July 31, 2015, the Company was provided part-time administrative services through an employee hired directly in Pulseman Inc, the entity owned by President and CEO, Brent Bedford. There was approximately $6,440 owing to this entity at July 31, 2015. Total administrative services provided by the employee of Pulseman Inc. during the year ended July 31, 2015 were approximately $15,600.

During the year ended July 31, 2015, the Company was provided multi-media marketing, advertising, leased computer equipment and website maintenance services from a related entity, Flip Flop Studios Inc. The owner of the entity is Shelley Bedford, a small shareholder of the Company, and the wife of the Company’s president. There was $348 owing to this entity at July 31, 2015. Total services provided by this related party during the year ended July 31, 2015 were approximately $4,434.

Royalties and License Fees Pertaining to Exclusive Rights

In January 2005, the Company entered into a licensing agreement with a related party, ETI Technologies Inc., whose primary business is the ownership and maintenance of patents concerning the XYO technology. ETI is considered a related party under Item 404(a)(1) of Regulation S-K for the reason that Brent Bedford, while not a shareholder of ETI, is a director of both ETI and Perpetual. The licensing agreement is for the exclusive rights in XYO for automatic balancing systems suitable in the balancing and stabilization of rotating systems. These rights enable the Company to manufacture, or have manufactured, sell, and use, the products incorporating this technology, and to sub-license to third parties the right to manufacture or have manufactured, sell and use, the products incorporating this technology. The agreement calls for annual royalties and license fees. Royalties are calculated annually at a rate of 2.5% on any revenue derived from the use of the technology, subject to a varying minimum annual royalty fee of up to $125,000, for a period that is equal to the life of the underlying patents, i.e., until March 7, 2023. The license fees are due annually in escalating amounts as stated in the agreement through January 2015. The agreement also requires 6% annual interest on any unpaid license fees, and 6% annual interest on any unpaid royalty fees outstanding after January 2010. As of July 31, 2015, the cumulative balance owed by Perpetual was $94,356.

Director Independence

Our board of directors has determined that we have three board members (Rod Egan, Thomas Ristow, and Carl Dilley) that qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules. Brent Bedford, Chairman, President and CEO, does not qualify as “independent”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes the breakdown of professional services rendered by the principal accountant for the last two fiscal years.

Professional Accounting Services Related to Principal Accountant,
Including Audit Fees, Audit-Related Fees, Tax Fees, and All Other Preparation Fees

Description of Services	Year Ended July 31, 2015	Year Ended July 31, 2014
Audit Review of Three Months Ended October 31st – Q1	$8,000	15,000
Audit Review of Three Months Ended January 31st – Q2	$8,000	16,750
Audit Review of Three Months Ended April 30th – Q3	$8,000	11,101
Audit Review of Annual Financial Statements – 10K 2014		$20,000
Preparation of Annual Financial Statements – 10-K 2015	$2,500
Total	$ 26,500	$ 62,851

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

Perpetual Industries Inc.
Registrant

December 18, 2015	/s/ Brent W. Bedford
Date	Brent W. Bedford, Chairman of the Board, CEO, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer

December 18, 2015	/s/ Rod Egan
Date	Rod Egan, Director

December 18, 2015	/s/ Thomas Ristow
Date	Thomas Ristow, Director

December 18, 2015	/s/ Carl Dilley
Date	Carl Dilley, Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.